Form 10QSB
period 1996-03-31
JUDGE IMAGING SYSTEMS INC /
filed 1996-05-23
CIK 853835

  THIS DOCUMENT IS A COPY OF THE FORM 10-QSB FILED ON MAY 15, 1996 PURSUANT
                  TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
- ---  OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996.

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ---  ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.


Commission File number:  0-18248


                           JUDGE IMAGING SYSTEMS, INC.
      -------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


            DELAWARE                                       06-1184427
- ---------------------------------                         --------------
(State or other jurisdiction of                        (I.R.S. Employer ID)
incorporation or organization)


Two Bala Plaza, Bala Cynwyd, Pennsylvania             19004
- -----------------------------------------          -----------
(Address of principal executive offices)            (Zip Code)


                                (610) 667-1190
                 --------------------------------------------
                          (Issuer's telephone number)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes  X   No
              ---     ---

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No ___


Applicable only to corporate issuers

The number of shares outstanding of the issuer's common stock as of March 31, 1996 was 3,980,141


Transitional small business disclosure format.  Yes      No  X
                                                    ---     ---

                          JUDGE IMAGING SYSTEMS, INC.

                               FORM 10-QSB INDEX

Number                                                                      Page
- ------                                                                      ----

PART I.   FINANCIAL INFORMATION                                                3

Item 1.   Financial Statements:
          Condensed Balance Sheets as of
          March 31, 1996 (unaudited) and December 31, 1995                     3

          Condensed Statements of Operations (unaudited)
          for the three months ended March 31, 1996 and 1995                   4

          Condensed Statements of Cash Flows (unaudited)
          for the three months ended March 31, 1996 and 1995                   6

          Notes to Condensed Financial Statements                              7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                       14


PART II.  OTHER INFORMATION                                                   16

Item 1.   Legal Proceedings                                                   16

Item 2.   Changes in Securities                                               16

Item 3.   Defaults Upon Senior Securities                                     18

Item 4.   Submission of Matters to a Vote of Security                         18
          Holders

Item 5.   Other Information                                                   18

Item 6.   Exhibits and Reports                                                19


          SIGNATURES                                                          20

                                    PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements

                          JUDGE IMAGING SYSTEMS, INC.
                            CONDENSED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995

                                     ASSETS

                                            March 31, 1996   December 31, 1995
                                            ---------------  ------------------

CURRENT ASSETS
     Cash                                      $   614,823         $    11,310
     Accounts receivable, net of
      allowance for doubtful accounts of
      $27,000 in 1996 and $14,395 in 1995        1,786,759           1,471,916
     Other receivables                                   -              50,000
     Inventories                                 1,309,954             515,099
     Prepaid expenses and other                     98,642             273,672
                                               -----------         -----------
          Total current assets                   3,810,178           2,321,997

PROPERTY AND EQUIPMENT, NET                        418,872             194,870

OTHER ASSETS
     Security deposits                              19,603              14,063
                                               -----------         -----------
          TOTAL ASSETS                         $ 4,248,653         $ 2,530,930
                                               ===========         ===========
                   LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
     Equipment note payable, current           $    15,150         $    15,150
      portion
     Accounts payable and accrued expenses       1,725,905             891,829
     Payroll and sales taxes payable                94,161             112,336
     Advances from shareholders                    126,457             139,906
     Deferred revenue                              379,001              46,111
     Customer deposits                             217,485                   -
                                               -----------         -----------
          Total current liabilities              2,558,159           1,205,332
                                               -----------         -----------
EQUIPMENT NOTE PAYABLE, NET OF CURRENT
 PORTION                                            70,008              53,233
                                               -----------         -----------
NOTE PAYABLE, BANK                               1,401,315           1,538,425
                                               -----------         -----------
DUE TO AFFILIATE                                         -           1,450,450
                                               -----------         -----------
MANDATORILY REDEEMABLE PREFERRED STOCK
     (1,500 shares issued and
      outstanding, $1,000 stated value)          1,520,000                   -
                                               -----------         -----------
SHAREHOLDERS' DEFICIENCY
     Common stock (10,000,000 shares
      authorized; 3,980,141 and 6,900,577
      shares issued and outstanding,
      $0.01 and $0.005 par value, 1996              39,801              34,503
      and 1995, respectively)

     Preferred stock (3,665,770 shares                   -             366,577
      issued and outstanding, $0.10 par value)

     Preferred stock - Series A
      (5,000,000 shares                              8,226                   -
     authorized, 822,628 shares issued and
     outstanding, $0.01 par value)

     Contributed capital                         1,589,576             524,433
     Accumulated deficit                        (2,938,432)         (2,642,023)
                                               -----------         -----------
     Total shareholders' deficiency             (1,300,829)         (1,716,510)
                                               -----------         -----------
          TOTAL LIABILITIES AND
           SHAREHOLDERS' DEFICIENCY            $ 4,248,653         $ 2,530,930
                                               ===========         ===========


                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

Item 1.  Financial Statements

                          JUDGE IMAGING SYSTEMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995




                                                         1996         1995
                                                      -----------  -----------
NET REVENUES, INCLUDING RELATED PARTY
 REVENUES OF $229,000 IN 1996 AND $205,000 IN 1995    $2,469,343   $1,978,799

COST OF REVENUES                                       1,965,859    1,398,330
                                                      ----------   ----------
GROSS PROFIT                                             503,484      580,469

OPERATING EXPENSES
     Selling, general and administrative                 752,543      367,693
                                                      ----------   ----------

OPERATING INCOME (LOSS)                                 (249,059)     212,776

OTHER EXPENSES, principally interest                     (47,350)     (57,062)
                                                      ----------   ----------

NET INCOME (LOSS) BEFORE PREFERRED                      (296,409)     155,714
 DIVIDENDS

PREFERRED DIVIDENDS EARNED                               (18,900)      (4,582)
                                                      ----------   ----------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON               ($315,309)  $  151,132
 SHAREHOLDERS                                         ==========   ==========

NET INCOME (LOSS) PER SHARE AND FULLY
 DILUTED NET INCOME (LOSS) PER SHARE
 ATTRIBUTABLE TO COMMON SHAREHOLDERS                      ($0.11)       $0.04
                                                      ==========   ==========

                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                          JUDGE IMAGING SYSTEMS, INC.
                CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIENCY
                       THREE MONTHS ENDED MARCH 31, 1996

                                                                              SERIES A       ADDITIONAL
                                     COMMON STOCK        PREFERED STOCK    PREFERRED STOCK     PAID-IN   ACCUMULATED
                                 SHARES      AMOUNT    SHARES    AMOUNT    SHARES    AMOUNT    CAPITAL     DEFICIT      TOTAL
                                 ------      ------    ----------------    ------    -----------------     -------      -----
BALANCE,
 DECEMBER 31, 1995             6,900,577    $34,503  3,665,770   $366,577     -         -      $524,433   ($2,642,023)  ($1,716,510)

ISSUANCE OF SERIES A
 PREFERRED STOCK                   -          -          -          -      822,628   $8,226   1,088,611        -          1,096,837

CONVERSION OF PREFERRED
 STOCK TO COMMON STOCK         3,665,770    366,577 (3,665,770)  (366,577)                        -            -              -

MERGER TRANSACTIONS
 (SEE NOTE 1)                 (6,586,206)  (361,279)     -          -         -         -       (23,468)       -         (384,747)

NET LOSS                           -          -          -          -         -         -         -        (296,409)     (296,409)
                              ----------  ---------  ---------   --------  -------   ------  ----------   -----------   -----------
BALANCE, MARCH 31, 1996        3,980,141    $39,801      -          -      822,628   $8,226  $1,589,576   ($2,938,432)  ($1,300,829)
                              ==========  =========  =========   ========  =======   ======  ==========   ===========   ===========

                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

Item 1.  Financial Statements

                          JUDGE IMAGING SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                             1996        1995
                                                         ----------  -----------
OPERATING ACTIVITIES
     Net income (loss)                                    $(296,409)  $ 155,714
     Adjustments to reconcile net income (loss) to cash
      used in operating activities:
       Depreciation                                          12,301       9,829
       Provision for doubtful accounts                        4,000           -
     Changes in operating assets and liabilities:
       (Increase) decrease in:
         Accounts and other receivables                    (214,716)   (227,467)
         Inventories                                       (755,754)     (1,863)
         Prepaid expenses and other                         180,270      (4,162)
       (Decrease) increase in:
         Accounts payable and accrued expenses              751,989    (330,036)
         Payroll and sales tax payable                      (18,175)    (88,371)
         Deferred revenue                                    33,115     (10,213)
         Customer deposits                                  155,223            -
                                                          ---------   ----------
          Net cash used in operating activities            (148,156)   (496,569)
                                                          ---------   ----------
INVESTING ACTIVITIES
     Net cash used in investing activities, purchases
      of property & equipment                               (62,887)    (12,676)
                                                          ---------   ----------
FINANCING ACTIVITIES
     Cash acquired in business combination                   13,786           -
     Repayments of advances to shareholders                 (13,449)     (6,540)
     Principal payments on equipment note borrowings         (6,607)     (1,210)
     Advances from affiliates                                69,550     326,000
     Proceeds from (repayments of) notes payable, bank     (137,110)     27,635
     Issuance of Series A preferred stock, net              888,386           -
                                                          ---------   ----------
          Net cash provided by financing activities         814,556      345,885
                                                          ---------   ----------

INCREASE (DECREASE) IN CASH                                 603,513    (163,360)

CASH, JANUARY 1                                              11,310       3,782
                                                          ---------   ----------
CASH (OVERDRAFT), MARCH 31                                $ 614,823   ($159,578)
                                                          =========   ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the three months for interest            $  48,014   $  42,854

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
- -----------------------

    Judge Imaging Systems, Inc. (the "Company") derives its revenues from computer sales, repairs, maintenance and providing system integration for document management, imaging and workflow, principally in the mid-Atlantic and northeastern region of the Country. The Company also develops and markets standardized and custom software products and systems for the mass storage, electronic management and retrieval of information. As a systems integrator, the Company designs, assembles, installs and maintains image-processing systems. The Company's standardized products are sold both through distribution channels and directly to end-users.

    Financial information with regard to the three months ended March 31, 1996 and 1995 is unaudited but in the opinion of management contains all adjustments which are of a normal, recurring nature and necessary to present fairly the Company's results of operations and cash flows. Certain information and footnote disclosure normally included in annual financial statements have been condensed or omitted in the financial information for the three months ended March 31, 1996 and 1995 pursuant to SEC rules and regulations. Management believes that the disclosures which have been made are adequate to make the information not misleading.

    The results of operation for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

    The financial information with regard to the three months ended March 31, 1995 and the December 31, 1995 balance sheet are that of Judge Computer Corporation ("Judge") (considered the acquiring corporation for accounting purposes, as described in "business combination"). The statement of operations for the three months ended March 31, 1996 includes three months of Judge operations and one month (from February 29, 1996, the effective date of the merger) of DataImage, Inc.'s operations.

    At March 31, 1996, the Company is a 26% owned subsidiary of Judge Inc., a company who, along with its 100% owned subsidiaries, provides engineers and other technical professionals on a temporary and permanent basis. An additional 49% of the Company's voting stock is owned by individuals who are also shareholders of Judge, Inc.

Business Combination
- --------------------

    On September 13, 1995, Judge Imaging Systems, formerly known as DataImage, Inc. (the "Registrant" and sometimes the "Surviving Corporation") entered into a Letter of Intent with respect to a proposed merger transaction between the Registrant and Judge.

    On December 1, 1995, the Registrant and Judge executed the Agreement and Plan of Merger (the "Merger Agreement") with respect to the merger transaction proposed by the Letter of Intent. The Merger Agreement was amended effective December 20, 1995 and February 26, 1996.

    During 1996 and prior to the consummation of the Merger, Judge had the following equity transactions:

 .   366,577 shares of Company preferred stock were converted into Company common stock;

 .   The Company's Board of Directors resolved to increase the authorized preferred stock by 1,150,000 shares and divide such shares into 1,125,000 shares of Series A Convertible Preferred Stock, par value of $.01 and 25,000 shares of Series B Preferred Stock, par value $.01;

 .   $1,520,000 of advances from Judge, Inc./Judge Technical Services, Inc. were converted into 1,500 shares of Company Series B Preferred Stock;

                          JUDGE IMAGING SYSTEMS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995

 .    The Company raised approximately $888,000 (net of related costs of approximately $208,000) in a private placement offering of Series A Convertible Preferred Stock. 822,628 shares were issued in the offering at a price per share of $1.33. The Preferred A Stock is convertible at the holder's option, and conversion is mandatory at the time of a subsequent public offering of common stock in excess of $5 million dollars. The Preferred Stock carries a cumulative dividend of 7% per year and holders will have a liquidation preference prior to the common stock shareholders and all other existing classes. In the event Judge Imaging Systems, Inc. (the surviving company) has not closed on a subsequent public offering by the eighth anniversary of the merger, then the Company will have the right to redeem the stock.

     The merger transaction was consummated effective February 29, 1996. A brief summary of the merger transaction follows:

 .    In the merger, Judge, a privately owned corporation, was merged into
     DataImage, with DataImage as the surviving entity in the merger. Following the merger, the separate existence of Judge ceased, and DataImage continued as the surviving corporation under Delaware law using the name "Judge Imaging Systems, Inc.," (the "Surviving Corporation") with all of the rights, powers, and privileges, and subject to all of the duties and liabilities of DataImage and Judge combined. Following the merger, the Surviving Corporation continued to be a public reporting company

 .    At the effective time of the merger, the Certificate of Incorporation of
     DataImage as the Surviving Corporation was amended to: change its name to Judge Imaging Systems, Inc., and to authorize a class of 5,000,000 shares of preferred stock (the "Preferred Stock") in addition to the 10,000,000 shares of common stock previously authorized ("Common Stock"). The 5,000,000 shares of Preferred Stock are divided into 1,125,000 shares of Series A Convertible Preferred Stock and 1,500 shares of Series B Convertible Preferred Stock; the remaining shares of Preferred Stock are "blank check" shares issuable at the discretion of the board of directors of the Surviving Corporation. The Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock of the Surviving Corporation have essentially the same rights and privileges as the Series A Convertible Preferred Stock and the Series B Preferred Stock of Judge existing immediately prior to the merger. The Series A Convertible Preferred Stock is convertible into Common Stock at a 1 to 1 ratio, has a preference in liquidation, and bears a 7% cumulative dividend. The Series B Preferred Stock is non-voting, not convertible, has no liquidation preference, and bears a 10% cumulative dividend;

 .    At the effective time of the merger, each DataImage shareholder automatically received one share of Surviving Corporation Common Stock in exchange for every 31.960868 shares of issued and outstanding DataImage Common Stock owned by such shareholder as of the effective time of the merger;

 .    At the effective time of the merger, each holder of Judge Common Stock automatically received shares of Surviving Corporation Common Stock. The number of shares received was calculated as one share of Surviving Corporation Common Stock for every 2.832693723 shares of Judge Common Stock held;

 .    At the effective time of the merger, each Judge shareholder received one share of Surviving Corporation Series A Convertible Preferred Stock for each share of Judge Series A Convertible Preferred Stock held, and one share of Surviving Corporation Series B Preferred Stock for each share of Judge Series B Preferred Stock held;

 .    The conversion ratios were calculated so that, after giving effect to certain Reserved Shares for issuance to employees following the merger and assuming the conversion of all Series A Convertible Preferred Stock to Common Stock, there are approximately 5,000,000 shares of Common Stock of the

                          JUDGE IMAGING SYSTEMS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995

     Surviving Corporation outstanding immediately following the merger, of which holders of DataImage Common Stock immediately prior to the merger will receive in the aggregate approximately 5% (approximately 250,000 shares) and the holder of Judge Common Stock and Series A Convertible Preferred Stock immediately prior to the merger will receive in the aggregate approximately 95% (approximately 4,750,000 shares). The Series B Preferred Stock is not included in the foregoing percentage calculations. As a result, the business combination was accounted for as a "reverse acquisition" whereby Judge, in substance, was to acquire DataImage, allocating the fair value of Judge stock exchanged over the relative fair value of assets and liabilities of DataImage (assumed to equal its book value) prior to Judge being merged into DataImage (surviving corporation). No value was to be ascribed to DataImage's net los carryforwards as a result of limitations on these carryforwards subsequent to the change in control. DataImage was to remain a registrant under the Securities and Exchange Commission Rules.

     As a consequence, a change in control of the Registrant has occurred effective upon the consummation of the merger. The consideration given for such change in control is the exchange of certificates described in the Merger Agreement and previously described above. The basis of the change in control includes a change in the directors of the Registrant and ad change in the share ownership of the Registrant.

     The persons from whom control of the Registrant was acquired upon the merger pursuant to the exchange of securities described above were Canaan Capital Limited Partnership and Canaan Capital Offshore Limited Partnership C.V. (collectively the "Partnerships"). The Partnerships acquired control of the Registrant pursuant to an agreement with the Registrant dated November 20, 1995 (the "Agreement"). As a result of the Agreement, the Partnerships immediately acquired an aggregate of 1,700,000 shares of DataImage Common Stock in addition to the 362,499 shares previously held, resulting in the ownership by the Partnerships as of the record date of the Special Meeting of Shareholders of approximately 51.4% of the issued and outstanding shares of DataImage Common Stock, and effective voting control of the Registrant as of such date. As a further result of the Agreement, immediately prior to the closing of the merger, the Partnerships acquired in the aggregate an additional 3,980,214 shares of DataImage Common Stock, resulting in the ownership as of the closing of the proposed merger transaction by the Partnerships of 6,042,713 of the 7,990,217 shares issued and outstanding at that time, representing approximately 75.6% of such issued and outstanding shares of DataImage Common Stock.

     Judge and DataImage anticipate that the proposed merger transaction will qualify as a "reorganization" pursuant to Section 368(a) of the Internal Revenue Code of 1986, as amended (the "Code"), and that Judge and DataImage will each be a party to the reorganization within the meaning of Section 368(b) of the Code. Judge and DataImage further anticipate that no gain or loss will be recognized by Judge or DataImage by reason of the merger.

     At March 31, 1996, the capital structure of the Company is as follows:

     Common Stock - 10,000,000 shares authorized; 3,980,141 shares issued and outstanding; $.01 par value.

     Preferred Stock - 5,000,000 shares authorized divided into 1,125,000 shares of Series A, 1,500 shares of Series B with the remainder "blank check" shares; 822,628 shares of Series A issued and outstanding and 1,500 shares of Series B issued and outstanding.

                          JUDGE IMAGING SYSTEMS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995

Revenue Recognition and Deferred Revenues
- -----------------------------------------

     Revenues are recorded as income in the period in which the merchandise is shipped or the services are rendered. Revenues billed in advance for warranties and maintenance contracts are deferred and recorded as income in the period in which the services are rendered.

     Revenue from sales of the Company's image-processing systems is recognized at the date of shipment of the system, provided that any work to complete installation of the systems is routine in nature and costs are not significant. The system components are assembled and tested with the developed software in the Company's facilities prior to delivery. Where installation is significant to the completion of the contract revenue is recognized when the installation is completed and accepted by the customer.

     Software incorporated into the systems is licensed under a perpetual, non-exclusive, non-transferable license, and revenue is recognized as part of the completed system. Service contract revenue is recorded ratably over the term of the contract. Substantially all service contracts expire within the year ending December 31, 1996.

     At March 31, 1996, $379,000 of warranty, maintenance and service contract revenue has been deferred.

Inventories
- -----------

     Inventories of computer and related supplies and equipment held for resale are valued at the lower of cost (first-in, first-out) or market.

Management's Estimates
- ----------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumption that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes
- ------------

     Deferred taxes are accounted for in accordance with Statement of Financial Accounting Standards ("Statement") No. 109, "Accounting for Income Taxes". The Statement requires the use of the liability method to account for income taxes. Deferred income taxes are provided for the difference between the tax basis of an asset or liability and its reported amount in the financial statements at the currently enacted tax rates that are expected to be in effect when the taxes are actually paid or recovered.

     Deferred income taxes arise principally from temporary differences between financial and income tax reporting, including differences relating to depreciation methods used, amounts recorded for inventory capitalization, the availability of net operating loss carryforwards and certain other differences. Deferred income tax assets are reduced by a valuation allowance when, based on the weight of evidence available, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     Deferred income taxes are primarily the result of net operating loss carryforwards and are completely reduced by a valuation allowance at March 31, 1996.

                          JUDGE IMAGING SYSTEMS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995

Net Income (Loss) Per Share
- ---------------------------

     Net income (loss) per share and fully diluted net income (loss) per share attributable to common shareholders is based on the weighted average number of shares of common stock outstanding during the periods. The assumed conversion of certain convertible preferred stock has not been considered in the calculations of loss per share in 1996, since the effect of such conversions/exercise would be antidilutive. The weighted average number of shares outstanding during the three months ended March 31, 1996 and 1995 were 2,950,739 and 3,698,361 respectively.


NOTE 2.  PRO-FORMA RESULTS OF OPERATIONS

     The following sets forth the combined results of operation for both Judge and DataImage for the three months ended March 31, 1996 and 1995 as if the business combination occurred at January 1, 1996 and 1995, respectively:

                                       Three months Ended March 31
                                       ----------------------------
                                                          1996          1995
                                                          ----          ----
Net Revenues                                            $2,592,035   $2,387,709

Cost of Revenues                                         2,026,309    1,670,216
                                                        ----------   ----------

Gross Profit                                               565,726      717,493

Operating Expenses:
Selling, general and administrative                        837,689      557,237
                                                        ----------   ----------
Operating Profit (loss)                                   (271,963)     160,256

Other Income (Expenses), net                               (47,367)     (59,065)
                                                        ----------   ----------

Net Income (loss)                                        ($319,330)  $  101,191
                                                        ==========   ==========


     Notes to Pro-Forma results of Operations:

     (1) Interest expense adjusted due to the conversion of DataImage, Inc.'s Canaan Capital stockholders' notes payable to common stock.
     (2) Primary and fully-diluted net income (loss) per share of common stock is calculated as follows (the assumed conversion of certain convertible preferred stock has not been considered in the 1996 calculation since the effect of such conversion would be antidilutive):

                          JUDGE IMAGING SYSTEMS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                            1996        1995
                                                            ----        ----
Net income (loss)                                        ($319,330)  $  101,191

7% cumulative dividend on Series A Preferred Stock         (19,200)     (19,200)

Less 10% cumulative dividends on Series B Preferred
 Stock                                                     (37,500)     (37,500)
                                                         ---------   ----------
Net income (loss) attributable to common                 ($376,030)    ($44,491)
 shareholders-primary                                    =========   ==========

Net income (loss) attributable to common                 ($376,030)  $   63,691
 shareholders-fully-dilutive                             =========   ==========

Weighted average number of shares:
     Primary                                             3,980,141    3,980,141
                                                         =========   ==========
     Fully-dilutive                                      3,980,141    4,802,769
                                                         =========   ==========

Net income (loss) per share and fully diluted net
 income (loss) per share attributable to common              ($.09)        $.01
 shareholders                                            =========   ==========


NOTE 3.  NOTE PAYABLE, BANK

     During 1995, the Company consolidated its line of credit along with certain affiliated entities' lines into a $5,500,000 line of credit. Outstanding borrowings relating to Judge Computer Corporation at March 31, 1996 were $1,401,315. Interest on the line is prime plus 1% (9.5% at December 31, 1995). Maximum borrowings under the new facility are limited to 80% of qualified accounts receivable, as defined. The line of credit is due in full on May 31, 1997, is collateralized by substantially all of the Company's assets as well as substantially all of Judge, Inc.'s and Judge Technical Services, Inc.'s assets, is personally guaranteed by certain shareholders and certain affiliated companies and is subject to certain financial covenants. In addition, the Company as well as each of its affiliates is jointly and severally responsible for all of the debt outstanding under the line. Subsequent to March 31, 1996, the Bank line of credit was increased by $500,000 to $6,000,000.

NOTE 4.  RELATED PARTY TRANSACTIONS

     The Company had advances from Judge, Inc. and Judge Technical Services, Inc. amounting to $1,450,450 at December 31, 1995. These advances increased to $1,520,000 during the first quarter of 1996. At the effective time of the Merger, these advances were converted into 1,500 shares of Company Series B Preferred Stock (the "shares"). The shares are not convertible, nor do they have any liquidation preference and carry a 10% cumulative annual dividend. Dividend payments are permitted, contingent upon certain profit goals set forth by the Company. Partial and fully redemption of the $1,500,000 face amount is permitted, contingent upon the dollar value of proceeds raised in a subsequent public offering. Subsequent to the closing of the Merger, such shares were converted into 1,500 shares of Series B Preferred Stock of the surviving corporation from the merger. The surviving corporation shares have the same rights and privileges as the predecessor shares, and is mandatorily redeemable automatically upon the tenth anniversary of issuance or upon a subsequent public offering of at least $6,000,000.

     During 1996 and 1995, the Company billed a subsidiary of Judge, Inc. for consulting and related technical advisory services in the amount of $45,000 and $120,000, respectively. Such amount is included in net revenues in the accompanying statement of operations. During 1996 and 1995, the Company sold approximately $184,000 and $85,000, respectively, of computer related equipment to Judge, Inc. and/or its subsidiaries.

                          JUDGE IMAGING SYSTEMS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995

NOTE 5.  PREFERRED STOCK

     Holders of preferred stock at December 31, 1995 were entitled to vote as a single class with the holders of the Company's common stock. In addition, holders of preferred stock were entitled to receive cumulative dividends at the annual rate of $.005 per share. Cumulative dividends in arrears at December 31, 1995 were approximately $74,000. No dividends were declared or paid in 1995. During 1996, preferred stockholders waived such dividends due and converted their preferred stock into common stock (see Note 1).

NOTE 6.  SIGNIFICANT CUSTOMERS

     During the three months ended March 31, 1995, sales to one customer amounted to approximately $800,000 (41% of total sales).

NOTE 7.  STATEMENT OF CASH FLOWS

Supplemental Disclosure of Noncash Financing transactions:

During 1996, $1,520,000 of advances from affiliates were converted to mandatorily redeemable preferred stock.

During 1996, $366,577 of preferred stock was converted to common stock.

During 1996, a $50,000 note receivable was forgiven due to the business combination.

Supplemental Disclosure of Noncash Investing Activities:

During 1996, the Company entered into certain financing arrangements for the purchase of property and equipment in the amount of approximately $23,000.

Supplemental Disclosure of Noncash Investing and Financing Activities:

Effective February 29, 1996, Judge Computer Corporation and DataImage, effected a business combination:

Acquisition of Business:
Inventories                                        $    39,101

Accounts receivable                                    104,127

Property and Equipment                                 150,034

Other assets                                            10,780
                                                   -----------
                                                       304,042

Accounts payable and accrued expenses              (    82,087)

Due to Judge                                       (   100,000)

Deferred revenue and customer deposits             (   362,037)
                                                   -----------

                                                   (   544,124)
                                                   -----------

Net liabilities assumed in business combination    ($  240,082)
                                                   ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation as of and for the Three Months Ended March 31, 1996

Results of Operation
- --------------------
First quarter 1996 compared to first quarter 1995
- -------------------------------------------------

Highlights of the first quarter 1996 for Judge Imaging Systems, Inc., (the "Company") included the successful acquisition of DataImage Inc. ("DataImage") as of February 29, 1996, proceeds of $888,386 received form a private placement of Series A Preferred Stock on January 16, 1996, and the strengthening of the Company's sales organization.

Due primarily to the merger with DataImage, major first quarter Northeast snow storms and an 18% increase in payroll and related benefit expenses attributable to hiring additional strategic personnel, in the first quarter of 1996 the Company experienced a net loss of $296,409, or $0.11 per share, compared to the first quarter profit of $155,714, or $0.04 per share, in 1995.

Revenues for the quarter ended March 31, 1996 were up by 25% compared to the quarter ended March 31, 1995, although the Company's profit margins decreased to 20% for the quarter ended March 31, 1996, versus a profit margin of 29% for the same period in 1995. The decrease by 9% in gross profit margin in the first quarter of 1996 compared to the first quarter of 1995 is directly attributable to low margin hardware computer sales. Operating expenses increased from $367,693 in the first quarter of 1995 to $752,543 for the first quarter of 1996, or 104%, due to operational inefficiencies caused by the merger and expected increases in costs and expenses related to increases in staffing levels. The anticipated growth in revenues did not materialize to offset the additional costs previously discussed.

Liquidity and Capital Resources
- -------------------------------

The Company's traditional sources of capital have been funds provided by its bank, shareholders, and Judge Inc., an affiliated company. Although the first quarter (which includes the merger) resulted in a loss of $296,409, the Company believes it will generate sufficient funds on an annual basis, along with its existing cash balances, to support it present level of operations and capital expenditures. Subsequent to March 31, 1996, the Company increased its bank line of credit by $500,000 for Judge Imaging and its affiliated companies. Cash as of March 31, 1996, increased to $614,823 primarily due to the proceeds of the private placement.

First Quarter 1996 Balance Sheet Compared to December 1995 Balance Sheet
- ------------------------------------------------------------------------

Current assets increased by $1,489,000 or 64% from December 31, 1995 to March 31, 1996. This increase was due primarily to the increase in cash from the proceeds of private placement, the increase in accounts receivable due to increased sales, and the increase in inventory related to equipment purchases for the second quarter delivery.

Current liabilities increased by $1,352,827 from December 31, 1995 to March 31, 1996. This increase was due to the increase in accounts payable which was a direct result of inventory purchases. Additionally, deferred revenue and customer deposits increased primarily as a result of the DataImage acquisition.

Property and Equipment increased from $194,870 on December 31, 1995 to $418,872 on March 31, 1996, or 115%. This increase was primarily the result of the DataImage acquisition and purchases of equipment for new employees for development, workflow capabilities and consulting.

Notes payable to the bank decreased in the first quarter ($137,000) from December 31, 1995, due to the utilization of a portio of the private placement proceeds. Due to Affiliate (Judge Inc.) at December 31, 1995, was converted in 1996 to mandatory redeemable preferred stock. Preferred Series "A" stock was issued on February 29, 1996 to infuse approximately $888,000 of cash into the organization which provided working capital to position the Company to sustain the growth expected in 1996.

Prospective Information
- -----------------------

1996 is the year that most experts expect the Document Imaging and Paper Conversion marketplace to experience rapid growth. Specifically two articles confirm these beliefs. One, dated January 24, 1996 in IDOM research Note (M620-
158) from Jamie Potkin at the Gartner Group, talks about "The Avalanche Effect" primarily geared for growth from 1996 through the year 2000. The other article was published on the front page of the Wall Street Journal, on February 29,
                                       -------------------
1996. This article presented by the American Institute of Certified Public Accountants ranks Imaging Processing at the top of its list of fifteen technologies that will have the largest effect on business and accounting firms in 1996. The Company believes it is well positioned as a public corporation to benefit from "The Avalanche Effect".

     The Company believes it should offer the Fortune 1000 clients a solutions approach to document management, work flow and corporate re-engineering. The Company therefore has developed new complimentary divisions to its Document Imaging Solutions approach. The new developments included the addition of four new programmers for the development team. In addition, the Company has hired a manager to head the Business Consulting Group dedicated to work process redesign and information technology planning. Also, the Company has expanded its management team, including the hiring of personnel to direct sales and marketing and the Document Management Services Division (paper conversion). As part of the reorganization, Chief Operating Officer, Raymond Sozzi, former Chief Executive Officer and President of DataImage and Lynn Handel, Chief Financial Officer have left the Company. The Company has also hired an experienced Chief Financial Officer with twenty-three years of combined public and financial accounting experience. In 1995 Judge Imaging Systems, Inc. revenues were in excess of $9,000,000. Based on its acquisition of DataImage, the Company's backlog at March 31, 1996, and the expected growth in the industry, management believes opportunities exist for increased revenues in 1996.

                                     PART II
                                    --------

                               OTHER INFORMATION

Item 1.  Legal Proceedings.
- --------------------------

          None.

Item 2.  Changes in Securities.
- ------------------------------

          Effective February 26, 1996, the instruments defining the rights of the holders of common stock of the registrant were changed as a result of the merger of the registrant with Judge Computer Corporation.

          On September 13, 1995, Judge Imaging Systems, formerly known as DataImage, Inc. (the "Registrant" and sometimes the "Surviving Corporation") entered into a Letter of Intent with respect to a proposed merger transaction between the Registrant and Judge Computer Corporation ("Judge"). A copy of this Letter of Intent was filed as an exhibit to a report on Form 8-K dated September 15, 1995. On December 1, 1995, the Registrant and Judge executed the Agreement and Plan of Merger (the "Merger Agreement") with respect to the merger transaction proposed by the Letter of Intent. A copy of this Merger Agreement was filed as an Exhibit to a report on Form 8-K dated December 1, 1995. The Merger Agreement was amended effective December 20, 1995 and February 26, 1996, copies of which amendments are were filed as Exhibits A and B, respectively to a report on Form 8-K dated March 15, 1996.

          The merger transaction was consummated effective February 29, 1996. A brief summary of the merger transaction and the changes in the rights of the holders of the registrant's common stock follows:

 .         In the merger, Judge, a privately owned corporation, was merged into
          DataImage, with DataImage as the surviving entity in the merger. Following the merger, the separate existence of Judge ceased, and DataImage continued as the surviving corporation under Delaware law using the name "Judge Imaging Systems, Inc.," (the "Surviving Corporation") with all of the rights, powers, and privileges, and subject to all of the duties and liabilities of DataImage and Judge combined. Following the merger, the Surviving Corporation continued to be a public reporting company.

 .         At the effective time of the merger, the Certificate of Incorporation of DataImage as the Surviving Corporation was amended to: change its name to Judge Imaging Systems, Inc., and to authorize a class of 5,000,000 shares of preferred stock (the "Preferred Stock") in addition to the 10,000,000 shares of common stock previously authorized ("Common Stock"). The 5,000,000 shares of Preferred Stock are divided into 1,125,000 shares of Series A Convertible Preferred Stock and 1,500 shares of Series B Preferred Stock; the remaining shares of Preferred Stock are "blank check" shares issuable at the discretion of the board of directors of the Surviving Corporation. The Series A Convertible Preferred Stock and the Series B Preferred Stock of the Surviving Corporation have essentially the same rights and privileges as the Series A Convertible Preferred Stock and the Series B Preferred Stock of Judge existing immediately prior to the merger. The Series A Convertible Preferred Stock is convertible into Common Stock at a 1 to 1 ratio, has a preference in liquidation, and bears a 7% cumulative dividend. The Series B Preferred Stock is non-voting, not convertible, has no liquidation preference, and bears a 10% cumulative dividend.

 .         At the effective time of the merger, each DataImage shareholder automatically received one share of Surviving Corporation Common Stock in exchange for every 31.960868 shares of issued and outstanding DataImage Common Stock owned by such shareholder as of the effective time of the merger.

 .         At the effective time of the merger, each holder of Judge Common Stock automatically received shares of Surviving Corporation Common Stock. The number of shares received was calculated as one share of Surviving Corporation Common Stock for every 2.832693723 shares of Judge Common Stock held.

 .         At the effective time of the merger, each Judge shareholder received one share of Surviving Corporation Series A Convertible Preferred Stock for each share of Judge Series A Convertible Preferred Stock held, and one share of Surviving Corporation Series B Preferred Stock for each share of Judge Series B Preferred Stock held.

 .         The conversion ratios were calculated so that, after giving effect to certain Reserved Shares for issuance to employees following the merger and assuming the conversion of all Series A Convertible Preferred Stock to Common Stock, there are approximately 5,000,000 shares of Common Stock of the Surviving Corporation outstanding immediately following the merger, of which holders of DataImage Common Stock immediately prior to the merger received in the aggregate approximately 5% (approximately 250,000 shares), and the holders of Judge Common Stock and Series A Convertible Preferred Stock immediately prior to the merger received in the aggregate approximately 95% (approximately 4,750,000 shares). The Series B Preferred Stock is not included in the foregoing percentage calculations.

 .         No fractional shares of Surviving Corporation Common Stock or
          Preferred Stock will issue in connection with the merger. DataImage and Judge stockholders who would otherwise be entitled to a fractional share of Surviving Corporation Common Stock or Preferred Stock will, upon due surrender of their certificates, be paid the cash value of such fractional share interest, based on the market value of the Surviving Corporation Common Stock or Preferred Stock (as applicable) as of the effective date of the merger.

          As a result of the merger transaction, holders of DataImage Common Stock experienced the 32.960868 reverse stock split described above and received shares of Surviving Corporation Common Stock having essentially similar rights and preferences to the DataImage Common Stock. The rights of such holders of DataImage Common Stock will, however, be limited and qualified to the extent that the Surviving Corporation has authorized the preferred stock described above, and has issued the shares of Series A Convertible Preferred Stock and Series B Preferred Stock, also as described above.

Item 3.  Defaults Upon Senior Securities.
- ----------------------------------------

     (a) There has been no material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within thirty (30) days with respect to any indebtedness of the registrant.

     (b) There has been no material arrearage in the payment of dividends and there has been no material delinquency not cured within thirty (30) days, with respect to any class of preferred stock of the registrant or with respect to any class of preferred of any significant subsidiary of the registrant.

Item 4.  Submission of Matters to a Vote of Security Holders.
- ------------------------------------------------------------

          On February 13, 1996 a Special Meeting of Shareholders of the registrant was held pursuant to a Notice of Meeting dated January 24, 1996. At such meeting, the shareholders of the registrant were asked to vote upon the proposed merger between the registrant and Judge Computer Corporation. A further description of the merger transaction is contained in Item 2, above.

          At the meeting a total of 2,062,499 shares of Common Stock were voted in favor of the proposed merger, representing 51.4% of the issued and outstanding Common Stock of the registrant, no shares were voted against, and there were no abstentions.

Item 5.  Other Information.
- --------------------------

          As reported in Registrant's 1995 10-K, at the effective time of the merger, the following individuals were elected as officers of the Company:
Martin E. Judge, Jr., Chief Executive Officer, Wendy Greenberg, President, Margaret E. Sulpazo, Treasurer, Lynn Handel, Chief Financial Officer, Katherine
A. Wiercinski, Secretary, Michael A. Dunn, Vice President and Raymond Sozzi, Chief Operating Officer.

          The employment of Raymond Sozzi as Chief Operating Officer and Lynn Handel as Chief Financial Officer terminated on April 18, 1996 and April 23, 1996, respectively. On April 23, 1996, the Registrant entered into a separation agreement with Raymond Sozzi relating to his termination, a copy of which is attached hereto as Exhibit 10(l). On May 1, 1996, the Registrant employed Jeffrey Andrews as its Chief Financial Officer. Mr. Sozzi's duties as Chief Operating Officer have been reassigned to other executives.

Item 6.  Exhibits and Reports on Form 8-K.
- -----------------------------------------

LIST OF EXHIBITS

Page           Exhibit
Number         Number               Exhibit Name
- ------         ------               ------------

  21           4(d)           Specimen of Common Stock Certificate of Judge
                              Imaging Systems, Inc.

  22           4(e)           Specimen of Series A Convertible Preferred Stock
                              Certificate of Judge Imaging Systems, Inc.

  23           4(f)           Specimen of Series B Preferred Stock Certificate
                              of Judge Imaging Systems, Inc.

  24           10(b)          Agreement and Plan of Merger dated as of
                              December 1, 1995.

  94           10(c)          Amendment Agreement to the December 1, 1995
                              Agreement and Plan of Merger dated as of December
                              20, 1995.

 123           10(d)          Second Amendment Agreement to the December 1, 1995
                              Agreement and Plan of Merger dated as of February
                              26, 1996.

 142           10(l)          Judge Imaging Systems, Inc. Separation Agreement
                              with Raymond V. Sozzi

          On March 15, 1996, the registrant filed a Report on Form 8-K, reporting the closing of the merger transaction between the registrant and Judge Computer Corporation on February 29, 1996. On May 14, 1996, the registrant filed Amendment No. 1 to Form 8-K on Form 8-K/A. Included in the Report on
Form 8-K were the Financial Statements of Judge Computer Corporation for the years ended December 31, 1994 and 1993 and the Report of Messrs. Rudolph, Palitz LLP thereon and Financial Statements of Judge Computer Corporation for the nine months ended September 30, 1995 (unaudited). Also included in such Report on Form 8-K, as amended, were the Pro-Forma Financial Statements (unaudited) for the year ended December 31, 1994 and for the nine months ended September 30, 1995. Included in the Report on Form 8-K/A were Financial Statements of Judge Imaging Systems, Inc. (formerly Judge Computer Corporation) for the years ended December 31, 1995 and 1994 and the Report of Messrs. Rudolph, Palitz LLP thereon and Pro-Forma Financial Statements (unaudited) for the year ended December 31, 1995.

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   JUDGE IMAGING SYSTEMS, INC.



Date: May 14, 1996                 By: /s/ Martin E. Judge, Jr.
      ------------                     ------------------------
                                      Martin E. Judge, Jr.
                                      Chief Executive Officer



Date: May 14, 1996                 By: /s/ Jeffrey J. Andrews
      ------------                     ----------------------
                                      Jeffrey J. Andrews
                                      Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------

LIST OF EXHIBITS

Exhibit
Number                              Exhibit Name
- ------                              ------------

4(d)         P               Specimen of Common Stock Certificate of Judge
                              Imaging Systems, Inc.

4(e)         P               Specimen of Series A Convertible Preferred Stock
                              Certificate of Judge Imaging Systems, Inc.

4(f)         P               Specimen of Series B Preferred Stock Certificate
                              of Judge Imaging Systems, Inc.

10(b)        P               Agreement and Plan of Merger dated as of
                              December 1, 1995.

10(c)        P               Amendment Agreement to the December 1, 1995
                              Agreement and Plan of Merger dated as of December 20, 1995.

10(d)        P               Second Amendment Agreement to the December 1, 1995
                              Agreement and Plan of Merger dated as of February 26, 1996.

10(l)        P               Judge Imaging Systems, Inc. Separation Agreement
                              with Raymond V. Sozzi

27                           Financial Data Schedule