Form 10QSB/A
period 1996-03-31
JUDGE IMAGING SYSTEMS INC /
filed 1996-06-14
CIK 853835

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-QSB/A

(Mark One)

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
- ---
     OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996.

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
- ---
     OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.


Commission File number:  0-18248


                           JUDGE IMAGING SYSTEMS, INC.
        ---------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                 DELAWARE                                          06-1184427
     ---------------------------------                          --------------
(State or other jurisdiction of incorporation or organization)    (I.R.S.
                                                                   Employer ID)

Two Bala Plaza, Bala Cynwyd, Pennsylvania         19004
- -----------------------------------------      -----------
(Address of principal executive offices)        (Zip Code)


                                 (610) 667-1190
        --------------------------------------------------------------
                          (Issuer's telephone number)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes  X   No
              ---     ---

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes      No
                                                   ---     ---

Applicable only to corporate issuers

The number of shares outstanding of the issuer's common stock as of March 31, 1996 was 3,980,141


Transitional small business disclosure format.  Yes      No  X
                                                    ---     ---

     The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report for the quarterly period ended March 31, 1996 filed on March 15, 1996 pursuant to Rule 102(c) of Regulation S-T, as set forth in the pages attached hereto:

Item 6.  Exhibits and Reports on Form 8-K.
- -----------------------------------------

LIST OF EXHIBITS

Exhibit
Number         Exhibit Name
- ------         ------------

3(i)(a) Second Restated Certificate of Incorporation of the Company, effective February 29, 1996.

3(ii)(a)       By-laws of the Company, effective
               April 10, 1996.

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         JUDGE IMAGING SYSTEMS, INC.



Date: June 13, 1996      By: /s/ Martin E. Judge, Jr.
      -------------          ------------------------
                            Martin E. Judge, Jr.
                            Chief Executive Officer



Date: June 13, 1996      By: /s/ Jeffrey J. Andrews
      -------------          ----------------------
                            Jeffrey J. Andrews
                            Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------

Exhibit
Number         Exhibit Name
- ------         ------------

3(i)(a)   CE   Second Restated Certificate of Incorporation of
               the Company, effective as of February 29, 1996.

3(ii)(a)  CE   By-laws of the Company, effective as of
               April 10, 1996.