Form 10QSB
period 1996-06-30
JUDGE IMAGING SYSTEMS INC /
filed 1996-08-13
CIK 853835

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ---      ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.


         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ---      ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.


Commission File number:  0-18248


                           JUDGE IMAGING SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)


            DELAWARE                                           06-1184427
- -------------------------------                                ----------
(State or other jurisdiction of                            (I.R.S. Employer ID)
incorporation or organization)


Two Bala Plaza, Bala Cynwyd, Pennsylvania                        19004
- -----------------------------------------                      --------
(Address of principal executive offices)                       (Zip Code)


                                 (610) 667-1190
                           (Issuer's telephone number)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes X   No
            --     --

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes    No
                                                 ---   ---


Applicable only to corporate issuers

The number of shares outstanding of the issuer's common stock as of June 30, 1996 was 3,980,141


Transitional small business disclosure format.  Yes      No  X
                                                    ---     ---

                           JUDGE IMAGING SYSTEMS, INC.

                                FORM 10-QSB INDEX


NUMBER                                                                            PAGE(s)
- ------                                                                            -------

PART I.      FINANCIAL INFORMATION                                                     3

Item 1.      Financial Statements:
               Condensed Balance Sheets as of June 30, 1996
               (Unaudited) and December 31, 1995                                       3

               Condensed Statements of Operations (Unaudited)
                  for the six months ended June 30, 1996 and 1995                      4

               Condensed Statements of Operations (Unaudited)
                  for the three months ended June 30, 1996 and 1995                    5

               Condensed Statement of Shareholders' Deficiency (Unaudited)
                  for the six months ended June 30, 1996                               6

               Condensed Statements of Cash Flows (Unaudited)
                  for the six months ended June 30, 1996 and 1995                      7

               Notes to Condensed Financial Statements                            8 - 19

Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                    20


PART II.     OTHER INFORMATION                                                        22

Item 1.      Legal Proceedings                                                        22

Item 2.      Changes in Securities                                                    22

Item 3.      Defaults Upon Senior Securities                                          22

Item 4.      Submission of Matters to a Vote of Security Holders                      22

Item 5.      Other Information                                                        22

Item 6.      Exhibits and Reports                                                     22


             SIGNATURES                                                               23

             FINANCIAL DATA SCHEDULE


                           JUDGE IMAGING SYSTEMS, INC.

                            CONDENSED BALANCE SHEETS

                       JUNE 30, 1996 AND DECEMBER 31, 1995


                                                          ASSETS
                                                                           JUNE 30,           DECEMBER 31,
                                                                            1996                  1995
                                                                            ----                  ----

CURRENT ASSETS
    Cash                                                                  $     7,578        $     11,310
    Accounts receivable, net of allowance for doubtful accounts
      of  $10,000 in 1996 and $23,000 in 1995                               2,116,094           1,471,916
    Other receivables                                                               -              50,000
    Inventories                                                               782,153             515,099
    Prepaid expenses and other                                                191,170             273,672
                                                                           ----------          ----------
        Total current assets                                                3,096,995           2,321,997
                                                                           ----------          ----------

PROPERTY AND EQUIPMENT, NET                                                   455,297             194,870
                                                                           ----------          ----------

OTHER ASSETS
    Security deposits                                                          19,603              14,063
                                                                           ----------          ----------

                                                                           $3,571,895          $2,530,930
                                                                           ==========          ==========

                                       LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
    Bank overdraft                                                         $  550,000          $       -
    Equipment note payable, current portion                                    20,055              15,150
    Accounts payable and accrued expenses                                     791,376             891,829
    Payroll and sales taxes payable                                           119,075             112,336
    Advances from shareholders                                                115,723             139,906
    Deferred revenue                                                          273,690              46,111
    Customer deposits                                                          14,481                   -
                                                                           ----------          ----------
        Total current liabilities                                           1,884,400           1,205,332
                                                                           ----------          ----------

EQUIPMENT NOTE PAYABLE, NET OF CURRENT PORTION                                 59,638              53,233
                                                                           ----------          ----------

NOTE PAYABLE, BANK                                                          1,406,960           1,538,425
                                                                           ----------          ----------

DUE TO AFFILIATE                                                                    -           1,450,450
                                                                           ----------          ----------

MANDATORILY REDEEMABLE PREFERRED STOCK
    $1,000 stated value, 1,500 shares issued and outstanding                1,520,000                   -
                                                                           ----------          ----------

SHAREHOLDERS' DEFICIENCY
    Common Stock, $0.01 and $0.005 par value,
      10,000,000 shares authorized,
      3,980,141 and 6,900,577 shares issued and outstanding
      for 1996 and 1995, respectively                                          39,801              34,503
    Preferred Stock, $0.10 par value,
      3,665,770 shares issued and outstanding, 1995                                 -             366,577
    Preferred Stock - Series A, $0.01 par value,
      5,000,000 shares authorized,
      822,628 shares issued and outstanding, 1996                               8,226                   -
    Contributed capital                                                     1,589,576             524,433
    Accumulated deficit                                                    (2,936,706)         (2,642,023)
                                                                           ----------          ----------
        Total shareholders' deficiency                                     (1,299,103)         (1,716,510)
                                                                           ----------          ----------

                                                                           $3,571,895          $2,530,930
                                                                           ==========          ==========

                  See Notes to Condensed Financial Statements.

                           JUDGE IMAGING SYSTEMS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995



                                                                 1996                 1995
                                                                 ----                 ----

NET REVENUES, including related party revenues
    of $439,000 in 1996 and $364,000 in 1995                  $6,156,523          $3,377,347

COST OF REVENUES                                               4,618,612           2,642,762
                                                              ----------         -----------

GROSS PROFIT                                                   1,537,911             734,585

OPERATING EXPENSES
    Selling, general and administrative                        1,741,659             858,799
                                                             -----------         -----------

LOSS FROM OPERATIONS                                            (203,748)           (124,214)

OTHER EXPENSES, principally interest                             (90,935)           (125,384)
                                                            ------------         -----------

NET LOSS BEFORE PREFERRED DIVIDENDS                             (294,683)           (249,598)

PREFERRED DIVIDENDS EARNED                                       (75,600)             (9,165)
                                                            ------------        ------------

NET LOSS ATTRIBUTABLE TO
    COMMON SHAREHOLDERS                                     ($   370,283)        ($  258,763)
                                                            ============         ===========

NET LOSS PER SHARE AND FULLY DILUTED
    NET LOSS PER SHARE ATTRIBUTABLE
    TO COMMON SHAREHOLDERS                                        ($0.11)             ($0.11)
                                                                  ======              ======








                  See Notes to Condensed Financial Statements.

                           JUDGE IMAGING SYSTEMS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                    THREE MONTHS ENDED JUNE 30, 1996 AND 1995




                                                          1996                 1995
                                                          ----                 ----

NET REVENUES, including related party revenues
    of $210,000 in 1996 and $159,000 in 1995             $3,687,180          $1,398,548

COST OF REVENUES                                          2,652,753           1,244,432
                                                       ------------         -----------

GROSS PROFIT                                              1,034,427             154,116

OPERATING EXPENSES
    Selling, general and administrative                     989,116             491,106
                                                       ------------         -----------

INCOME (LOSS) FROM OPERATIONS                                45,311            (336,990)

OTHER EXPENSES, principally interest                        (43,585)            (68,322)
                                                       ------------         -----------

NET INCOME (LOSS) BEFORE
    PREFERRED DIVIDENDS                                       1,726            (405,312)

PREFERRED DIVIDENDS EARNED                                  (56,700)             (4,583)
                                                       -------------       ------------

NET LOSS ATTRIBUTABLE TO
    COMMON SHAREHOLDERS                                ($    54,974)        ($  409,895)
                                                        ===========          ==========

NET LOSS PER SHARE AND
    FULLY DILUTED NET LOSS PER SHARE
    ATTRIBUTABLE TO COMMON SHAREHOLDERS                      ($0.01)             ($0.18)
                                                             ======              ======








                  See Notes to Condensed Financial Statements.

                           JUDGE IMAGING SYSTEMS, INC.

                 CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIENCY

                         SIX MONTHS ENDED JUNE 30, 1996




                                                                                                                   SERIES A
                                         COMMON STOCK                     PREFERRED STOCK                       PREFERRED STOCK
                                   SHARES            AMOUNT            SHARES           AMOUNT             SHARES            AMOUNT
                                   ------            ------            ------           ------             ------            ------
BALANCE, DECEMBER 31, 1995        6,900,577       $    34,503         3,665,770       $   366,577              --         $     --

ISSUANCE OF SERIES A
   PREFERRED STOCK                     --                --                --                --             822,628            8,226

CONVERSION OF PREFERRED
   STOCK TO COMMON STOCK          3,665,770           366,577        (3,665,770)         (366,577)             --               --

MERGER TRANSACTIONS
   (See Note 1)                  (6,586,206)         (361,279)             --                --                --               --

NET LOSS                               --                --                --                --                --               --
                                -----------       -----------       -----------       -----------       -----------      -----------

BALANCE, JUNE 30, 1996            3,980,141       $    39,801              --                --             822,628      $     8,226
                                ===========       ===========       ===========       ===========       ===========      ===========






                                      ADDITIONAL
                                       PAID-IN          ACCUMULATED
                                       CAPITAL           DEFICIT            TOTAL
                                      ----------         -------            -----

BALANCE, DECEMBER 31, 1995         $   524,433       ($2,642,023)      ($1,716,510)

ISSUANCE OF SERIES A
   PREFERRED STOCK                   1,088,611              --           1,096,837

CONVERSION OF PREFERRED
   STOCK TO COMMON STOCK                  --                --                --

MERGER TRANSACTIONS
   (See Note 1)                        (23,468)             --            (384,747)

NET LOSS                                  --            (294,683)         (294,683)
                                   -----------       -----------       -----------

BALANCE, JUNE 30, 1996             $ 1,589,576       ($2,936,706)      ($1,299,103)
                                   ===========       ===========       ===========




                  See Notes to Condensed Financial Statements.

                           JUDGE IMAGING SYSTEMS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995



                                                                      1996                 1995
                                                                      ----                 ----

OPERATING ACTIVITIES
    Net loss                                                        ($294,683)          ($249,598)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation                                                   34,539              19,658
        Provision for doubtful accounts                                13,000                   -
    Changes in operating assets and liabilities:
      (Increase) decrease in:
        Accounts and other receivables                               (553,051)           (126,365)
        Inventories                                                  (227,953)            (77,816)
        Prepaid expenses and other                                     87,742             (25,698)
      Increase (decrease) in:
        Bank overdraft                                                550,000                   -
        Accounts payable and accrued expenses                        (182,540)             80,989
        Payroll and sales taxes payable                                 6,739             (89,473)
        Deferred revenue                                              (72,196)               (234)
        Customer deposits                                             (47,781)                  -
                                                                   ----------          ----------
           Net cash used in operating activities                     (686,184)           (468,537)
                                                                   ----------          ----------

INVESTING ACTIVITIES
    Net cash used in investing activities,
      purchases of property and equipment                            (121,550)            (20,443)
                                                                   ----------           ---------

FINANCING ACTIVITIES
    Cash acquired in business combination                              13,786                   -
    Repayments of advances to shareholders                            (24,183)            (19,098)
    Principal payments on equipment note borrowings                   (12,072)             (5,294)
    Advances from affiliates                                           69,550              95,059
    Proceeds from (repayments of) notes payable, bank                (131,465)            417,299
    Issuance of Series A Preferred Stock, net                         888,386                   -
                                                                   ----------          ----------
           Net cash provided by financing activities                  804,002             487,966
                                                                   ----------          ----------

DECREASE IN CASH                                                       (3,732)             (1,014)

CASH, JANUARY 1,                                                       11,310               3,782
                                                                   ----------          ----------

CASH, JUNE 30,                                                     $     7,578          $   2,768
                                                                   ===========          =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the six months for interest                    $   90,834           $100,123
                                                                    ==========           ========


                  See Notes to Condensed Financial Statements.

                           JUDGE IMAGING SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995


NOTE 1.        DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
               ACCOUNTING POLICIES

               Description of Business

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

                      Financial information with regard to the six months and
               the three months ended June 30, 1996 and 1995, is unaudited but in the opinion of management contains all adjustments which are of a normal, recurring nature and necessary to present fairly the Company's results of operations and cash flows. Certain information and footnote disclosure normally included in annual financial statements have been condensed or omitted in the financial information for the six and three months ended June 30, 1996 and 1995 pursuant to SEC Rules and Regulations. Management believes that the disclosures which have been made are adequate.

                      The results of operation for the six and three months
               ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

                      The financial information with regard to the statement of
               operations for the six months ended June 30, 1995 and the December 31, 1995 balance sheet are that of Judge Computer Corporation ("Judge") (considered the acquiring corporation for accounting purposes, as described in "Business Combination"). The statement of operations for the six months ended June 30, 1996 includes six months of Judge operations and four months (from February 29, 1996, the effective date of merger) of DataImage, Inc.'s operations. The statement of operations for the three months ended June 30, 1996 includes three months of Judge operations and three months of DataImage, Inc.'s operations.

                      At June 30, 1996, the Company is a 26% owned subsidiary of
               Judge, Inc., a company who, along with other of its subsidiaries, provides engineers and other technical professionals on a temporary and permanent basis. An additional 49% of the Company's voting stock is owned by individuals who are also shareholders of Judge, Inc.
                                      - 8 -

                           JUDGE IMAGING SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995


NOTE 1.        DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
               ACCOUNTING POLICIES  (Continued)

               Business Combination

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

                      During 1996 and prior to the consummation of the Merger,
               Judge had the following equity transactions:

                 * 3,665,770 shares of Company preferred stock were converted into Company common stock;

                 * The Company's Board of Directors resolved to increase the authorized preferred stock by 1,150,000 shares and divide such shares into 1,125,000 shares of Series A Convertible Preferred Stock, par value of $.01 and 25,000 shares of Series B Preferred Stock, par value $.01;

                 * $1,520,000 of advances from Judge, Inc./Judge Technical Services, Inc. were converted into 1,500 shares of Company Series B Preferred Stock;

                 * The Company raised approximately $888,000 (net of related costs of approximately $208,000) in a private placement offering of Series A Convertible Preferred Stock. 822,628 shares were issued in the offering at a price per share of $1.33. The Preferred A Stock is convertible at the holder's option into an equivalent number of common shares, and conversion is mandatory at the time of a subsequent public offering of common stock in excess of $5 million dollars. The Series A Convertible Preferred Stock carries a cumulative dividend of 7% per year and holders will have a liquidation preference prior to the common stock shareholders and all other existing classes. In the event Judge Imaging System, Inc. (the surviving company) has not closed on a subsequent public offering by the eighth anniversary of the merger, then the Company will have the right to redeem the stock.

                           JUDGE IMAGING SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995


NOTE 1.        DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
               ACCOUNTING POLICIES  (Continued)

                      The merger transaction was consummated effective February
               29, 1996. A brief summary of the merger transaction follows:

                  * In the merger, Judge, a privately-owned corporation, was merged into DataImage, Inc. ("DataImage") with DataImage as the surviving entity in the merger. Following the merger, the separate existence of Judge ceased, and DataImage continued as the surviving corporation under Delaware law using the name "Judge Imaging Systems, Inc." (the "Surviving Corporation") with all of the rights, powers, and privileges, and subject to all of the duties and liabilities of DataImage and Judge combined. Following the merger, the Surviving Corporation continued to be a public reporting company;

                  * At the effective time of the merger, the Certificate of Incorporation of DataImage as the Surviving Corporation was amended to: change its name to Judge Imaging System, Inc., and to authorize a class of 5,000,000 shares of preferred stock (the "Preferred Stock") in addition to the 10,000,000 shares of common stock previously authorized ("Common Stock"). The 5,000,000 shares of Preferred Stock are divided into 1,125,000 shares of Series A Convertible Preferred Stocks and 1,500 shares of Series B Convertible Stock; the remaining shares of Preferred Stock are "blank check" shares issuable at the discretion of the Board of Directors of the Surviving Corporation. The Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock of the Surviving Corporation have essentially the same rights and privileges as the Series A Convertible Preferred Stock and the Series B Preferred Stock of Judge existing immediately prior to the merger. The Series A Convertible Preferred Stock is convertible into Common Stock at a 1 to 1 ratio, has a preference in liquidation, and bears a 7% cumulative dividend. The Series B Preferred Stock is nonvoting, nonconvertible, has no liquidation preference, and bears a 10% cumulative dividend;

                  * At the effective time of the merger, each DataImage shareholder automatically received one share of Surviving Corporation Common Stock in exchange for every 31.960868 shares of issued and outstanding DataImage Common Stock owned by such shareholder as of the effective time of the merger;

                  * At the effective time of the merger, each holder of Judge Common Stock automatically received shares of Surviving Corporation Common Stock. The number of shares received was calculated as one share of Surviving Corporation Common Stock for every 2.832693723 shares of Judge Common Stock held;

                           JUDGE IMAGING SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995



NOTE 1.        DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
               ACCOUNTING POLICIES  (Continued)

                  * At the effective time of the merger, each Judge shareholder received one share of Surviving Corporation Series A Convertible Preferred Stock for each share of Judge Series A Convertible Preferred Stock held, and one share of Surviving Corporation Series B Preferred Stock for each share of Judge Series B Preferred Stock held;

                  * The conversion ratios were calculated so that, after giving effect to certain reserved shares for issuance to employees following the merger and assuming the sale of the maximum number of Series A Convertible Preferred Stock available in the private placement and the conversion of all Series A Convertible Preferred Stock to Common Stock, there would be approximately 5,000,000 shares of Common Stock of the Surviving Corporation outstanding immediately following the merger, of which holders of DataImage Common Stock immediately prior to the merger were to receive in the aggregate approximately 5% (approximately 250,000 shares) and the holders of Judge Common Stock and Series A Convertible Preferred Stock immediately prior to the merger were to receive in the aggregate approximately 95% (approximately 4,750,000 shares). The Series B Preferred Stock was not included in the foregoing percentage calculations. As a result, the Business Combination was accounted for as a "reverse acquisition" whereby Judge, in substance, acquired DataImage, allocating the fair value of Judge stock exchanged over the relative fair value of assets and liabilities of DataImage (assumed to equal its book value) prior to Judge being merged into DataImage (surviving corporation). No value was ascribed to DataImage's net loss carryforwards as a result of limitations on these carryforwards subsequent to the change in control. The Surviving Corporation remained a registrant under the Securities and Exchange Commission Rule.

                      As a consequence, a change in control of the Registrant
               occurred effective upon the consummation of the merger. The consideration given for such change in control is the exchange of certificates described in the Merger Agreement and previously described above. The basis of the change in control includes a change in the Directors of the Registrant and change in the share ownership of the Registrant.

                           JUDGE IMAGING SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995


NOTE 1.        DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
               ACCOUNTING POLICIES  (Continued)

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

                      Judge and DataImage anticipate that the merger transaction qualifies as a "reorganization" to Section 368(a) of the Internal Revenue Code of 1986, as amended (the "Code"), and that Judge and DataImage are each a party to the reorganization within the meaning of section 368(b) of the Code. Judge and DataImage further anticipate that no gain or loss has been recognized by Judge or DataImage by reason of the merger.

                      At June 30, 1996, the capital structure of the Company is
               as follows:

                      Common Stock -

                      $.01 par value, 10,000,000 shares authorized, 3,980,141
                      shares issued and outstanding;

                      Preferred Stock -

                      5,000,000 shares authorized divided into 1,125,000 shares of Series A, 1,500 shares of Series B with the remainder "blank check" shares; 822,628 shares of Series A issued and outstanding and 1,500 shares of Series B issued and outstanding.

                           JUDGE IMAGING SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995


NOTE 1.        DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
               ACCOUNTING POLICIES  (Continued)

               Revenue Recognition and Deferred Revenues

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

                      At June 30, 1996, $273,690 of warranty, maintenance and
               service contract revenue has been deferred.

               Inventories

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

                           JUDGE IMAGING SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995


NOTE 1.        DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
               ACCOUNTING POLICIES  (Continued)

               Income Taxes

                      Deferred taxes are accounted for in accordance with
               Statement of Financial Accounting Standards ("Statement") No. 109, "Accounting for Income Taxes." The Statement requires the use of the liability method to account for income taxes. Deferred income taxes are provided for the difference between the tax basis of an asset or liability and its reported amount in the financial statements at the currently enacted tax rates that are expected to be in effect when the taxes are actually paid or recovered.

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

                      Deferred income taxes are primarily the result of net
               operating loss carryforwards and are completely reduced by a valuation allowance at June 30, 1996.

               Net Income (Loss) Per Share

                      Net income (loss) per share and fully diluted net income
               (loss) per share attributable to common shareholders is based on the weighted average number of shares of common stock outstanding during the periods. The assumed conversion of certain convertible preferred stock has not been considered in the calculations of loss per share in 1996, since the effect of such conversions/exercise would be antidilutive. The weighted average number of shares outstanding during the six months ended June 30, 1996 and 1995 were 3,435,436 and 2,333,204, respectively. The weighted average number of shares outstanding, primary and fully dilutive, during the three months ended June 30, 1996 and 1995 were 3,980,141 and 2,333,204, respectively.

                           JUDGE IMAGING SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995



NOTE 2.        PRO-FORMA RESULTS OF OPERATIONS

                      The following sets forth the combined results of
               operations for both Judge and DataImage for the six months ended June 30, 1996 and 1995, as if the Business Combination occurred at January 1, 1996 and 1995, respectively.


                                              THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                   JUNE 30,                                 JUNE 30,
                                      --------------------------------          -------------------------------
                                          1996                1995                1996                1995
                                       ----------          ----------           ----------          ----------

Net revenues                           $3,687,180          $1,635,565           $6,279,215          $4,023,274

Cost of Revenues                        2,652,753           1,345,172            4,679,062           3,015,388
                                       ----------          ----------          -----------         -----------

Gross Profit                            1,034,427             290,393            1,600,153           1,007,886

Operating Expenses:
    Selling, general
    and administrative                    989,116             633,685            1,826,805           1,190,922
                                     ------------         -----------         ------------        ------------

Income (Loss) from Operations              45,311            (343,292)            (226,652)           (183,036)

Other Income (Expenses), net              (43,585)            (80,991)             (90,952)           (140,056)
                                    -------------        ------------        -------------        ------------

Net Income (Loss)                   $       1,726        ($   424,283)       ($    317,604)      ($    323,092)
                                    =============         ===========         ============        ============


            Notes to Pro-Forma results of Operations:

     (1) Interest expense adjusted due to the conversion of DataImage, Inc.'s stockholders' notes payable to common stock.

     (2) Primary and fully-diluted net income (loss) per share of common stock is calculated as follows (the assumed conversion of certain convertible preferred stock has not been considered in the calculation since the effect of such conversion would be antidilutive):

                           JUDGE IMAGING SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995



NOTE 2.  PRO-FORMA RESULTS OF OPERATIONS (Continued)


                                                      THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                           JUNE 30,                                    JUNE 30,
                                             ----------------------------------          ----------------------------------
                                                   1996                1995                   1996                1995
                                              -------------      --------------         ---------------      --------------


Net Income (Loss)                            $       1,726       ($    424,283)         ($     317,604)       ($   323,092)

7% Cumulative Dividend On
    Series A Preferred Stock                       (19,200)            (19,200)                (38,400)            (38,400)

Less 10% Cumulative Dividends
    On Series B Preferred Stock                    (37,500)            (37,500)                (75,000)            (75,000)
                                             -------------        ------------           -------------       -------------

Net Loss Attributable To
    Common Shareholders                      ($     54,974)       ($   480,983)           ($   431,004)       ($   436,492)
                                              ============        ============            ============        ============

Weighted Average Number of Shares                3,980,141           3,980,141               3,980,141           3,980,141
                                                 =========           =========               =========           =========

Net Loss Per Share Attributable To
    Common Shareholders                             ($0.01)             ($0.12)                 ($0.11)             ($0.11)
                                                    ======              ======                  ======              ======


                           JUDGE IMAGING SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995


NOTE 3.        NOTE PAYABLE, BANK

                      During 1995, the Company consolidated its line of credit
               along with certain affiliated entities lines into a $5,500,000 line of credit. During 1996, the Bank line of credit was increased to $6,400,000. Outstanding borrowings relating to the Company at June 30, 1996 were $1,406,960. Interest on the line is prime plus 1% (9.5% at December 31, 1995). Maximum borrowings under the new facility are limited to 80% of qualified accounts receivable, as defined. The line of credit was originally due in full on May 31, 1997, but was extended by the Bank until 1998. The line is collateralized by substantially all of the Company's assets as well as substantially all of Judge, Inc., and Judge Technical Services, Inc.'s assets, is personally guaranteed by certain shareholders and certain affiliated companies. The line contains financial covenants, certain of which were in violation at June 30, 1996 but which were waived by the Bank. In addition, the Company, as well a each of its affiliates, is jointly and severally responsible for all of the debt outstanding under the line.

NOTE 4.        RELATED PARTY TRANSACTIONS

                      The Company had advances from Judge, Inc. and Judge
               Technical Services, Inc. amounting to $1,450,450 at December 31, 1995. These advances increased to $1,520,000 during the first quarter of 1996. At the effective time of the Merger, these advances were converted into 1,500 shares of Company Series B Preferred Stock (the "shares"). The shares are not convertible, nor do they have any liquidation preference and carry a 10% cumulative annual dividend. Dividend payments are permitted, contingent upon certain profit goals set forth by the Company. Partial and full redemption of the $1,500,000 face amount is permitted, contingent upon the dollar value of proceeds raised in a subsequent public offering. Subsequent to the closing of the Merger, such shares were converted into 1,500,000 shares of Series B Preferred Stock of the surviving corporation from the merger. The Surviving Corporation shares have the same rights and privileges as the predecessor shares, and are mandatorily redeemable automatically upon the tenth anniversary of issuance or upon a subsequent public offering of at least $6,000,000.

                      During the six months ended June 30, 1996 and 1995, the
               Company billed a subsidiary of Judge, Inc. for consulting and related technical advisory services in the amount of $45,000 and $240,000, respectively. Such amounts are included in net revenues in the accompanying statement of operations. During the six months ended June 30, 1996 and 1995, the Company sold approximately $394,000 and $124,000, respectively, of computer-related equipment to Judge, Inc. and/or its subsidiaries.

                           JUDGE IMAGING SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995



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

               During 1996, the Company entered into certain financing arrangements for the purchase of property and equipment in the amount of approximately $15,000.

                           JUDGE IMAGING SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995



NOTE 6.        STATEMENT OF CASH FLOWS (Continued)

               Supplemental Disclosure of Noncash Investing and Financing
               Activities:

               Effective February 29, 1996, Judge Computer Corporation and DataImage effected a Business Combination:

                   Acquisition of Business:
                     Inventories                                               $ 39,101
                     Accounts Receivable                                        104,127
                     Property and Equipment                                     150,034
                     Other Assets                                                10,780
                                                                              ---------
                                                                                304,042
                     Accounts Payable and Accrued Expenses                      (82,087)
                     Due to Judge                                              (100,000)
                     Deferred Revenue and Customer Deposits                    (362,037)
                                                                              ---------
                                                                               (544,124)
                                                                              ---------
                     Net liabilities assumed in Business Combination          ($240,082)
                                                                              =========


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS FOR THE SECOND
         QUARTER ENDING AND THE SIX MONTHS ENDING JUNE 30, 1996

Results of Operation

Second quarter 1996 and six months ending June 30, 1996 compared to second quarter 1995 and six months ending June 30, 1995.

     The Company reflected an improvement in operations for the second quarter 1996 by generating income before preferred dividends of $1,726 versus a loss of $405,312 for the second quarter of 1995. This result is attributable to a 164% increase in net revenue and a corresponding increase in gross profit margin from 11% to 28%, but was also offset by an increase operating expenditures of 101% compared to the corresponding period in 1995.

     For the six months ending June 30, 1996, however, the Company reflected a loss before preferred dividends of $294,683 versus a loss for the same period in 1995 of $249,598. This $45,085 increase in loss is due primary to increased Operating Expenses (selling, general and administration) which was primarily due to increases in staffing necessary to support the revenue growth. Preferred dividends earned increased by $52,117 for the second quarter of 1996 as compared to the second quarter of 1995, and increased $66,435 for the six months ended June 30, 1996 compared to June 30, 1995. These increases are a result of the issuance of additional preferred stock to certain investors concurrent with the effectiveness of the merger with DataImage, Inc. on February 29, 1996.

     Backlog of orders as of June 30, 1996 was $1,800,000 compared to $703,000 at June 30, 1995. This 156% increase is primarily attributable to increased business in the Company's imaging operations.

     Revenues for the second quarter of 1996 increased 164% as compared to revenues for the second quarter of 1995. This increase is attributable to a 70% increase in network and service revenues as compared to the network and service revenues for the second quarter of 1995, as well as a 449% increase in the imaging revenues for the second quarter of 1996. Revenues for the six months ending June 30, 1996 increased 82% as compared to the same period for 1995. This increase is mostly attributable to the above-referenced increase in imaging revenues, which was associated with the Company's increased marketing effort.

     Gross profit margin for the second quarter of 1996 was 28% versus 11% for the second quarter of 1995. This increase in margin is a result of the realization of economies of scales as well as an increase in imaging revenues, which produce higher margins. For the same reasons, the gross profit margin for the six months ending June 30, 1996 increased to 25% versus 22% for the same period in 1995.

     Operating expenditures increased approximately 100% both for the second quarter of 1996 and the six months ending June 30, 1996 versus the comparable periods in the prior year. This increase is primarily attributable to the Company's increase in staffing associated with increased sales. Staffing levels increased to 85 employees as of June 30, 1996 versus 50 employees as of June 30, 1995.

Liquidity and Capital Resources

     The Company's principal lender has agreed to increase the Company's credit facility to accommodate its continued growth. The Company believes that the increase in the bank credit facility as well as cash generated from operations will be sufficient to support the anticipated level of operations and capital expenditures through fiscal 1996.

Financial Condition at June 30, 1996 versus December 31, 1995.

     Current assets increased to $3,096,000 as of June 30, 1996 from $2,322,000 as of December 31, 1995. This increase was primarily attributable to an increase in receivables of $644,000 associated with the increased sales, with the balance of the increase originating from higher inventory levels. Offsetting the increase in current assets of $775,000 was an increase in current liabilities of $679,000. These accounts reflect the increased liabilities attributable to a higher level of business activity, increased revenues and the merger of DataImage, Inc.

     Property, plant and equipment increased from $195,000 as of December 31, 1995 to $455,000 as of June 30, 1996. This increase reflects the DataImage acquisition as well as the equipment needed to support the Company's revenue growth.

     Notes payable to the Company's principal lender decreased in the second quarter by $131,000 from December 31, 1995, due to the utilization of a portion of the private placement proceeds. The line of credit relating to notes payable contains financial covenants, certain of which were in violation at June 30, 1996 but which were waived by the lender. The Company received net cash proceeds from the issuance of Preferred Series "A" stock on February 29, 1996 of cash of approximately $888,000, which provided working capital to assist the Company's growth in 1996.

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities.

None.

Item 3.  Defaults Upon Senior Securities.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

         Effective as of July 31, 1996, the Board of Directors of the Registrant (the "Board") increased the size of the Board to five members and Messrs. Robert E. Keith, Jr. and Marvin Demchick were duly appointed by the Board of Directors to fill the two vacancies created thereby.

Item 6.  Exhibits and Reports on Form 8-K.

LIST OF EXHIBITS

Exhibit
Number   Exhibit Name

3(i)(a) Second Restated Certificate of Incorporation of the Company, effective February 29, 1996. Exhibit 3(i)(a) of the Registrant's Report on Form 10-QSB/A filed June 14, 1996 is herein incorporated by reference.

3(ii)(a) By-laws of the Company, effective April 10, 1996. Exhibit 3(ii)(a) of the Registrant's Report on Form 10-QSB/A filed June 14, 1996 is herein incorporated by reference.

27       Financial Data Schedule

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              JUDGE IMAGING SYSTEMS, INC.



Date: August 13, 1996                          By: /s/ Martin E. Judge, Jr.
      ---------------                              ------------------------

                                                   Martin E. Judge, Jr.
                                                   Chief Executive Officer


Date: August 13, 1996                          By: /s/ Jeffrey J. Andrews
      ---------------                              ----------------------

                                                   Jeffrey J. Andrews
                                                   Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number                Exhibit Name
- ------                ------------

27                    Financial Data Schedule