Form 10QSB/A
period 1996-06-30
JUDGE IMAGING SYSTEMS INC /
filed 1996-10-01
CIK 853835

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-QSB/A


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                   Commission File Number
    June 30, 1996                                            0-18248
---------------------                                   ----------------------

                          JUDGE IMAGING SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

        PENNSYLVANIA                                           06-1184427
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                           Two Bala Plaza, Suite, 800
                                 Bala Cynwyd, PA 19004
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (610) 667-7700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ___X___      No ___

As of the close of the period covered by this report, an aggregate of 3,980,141 shares of the registrant's Class A Common Stock $.005 par value were outstanding.

                                                JUDGE IMAGING SYSTEMS, INC.

                                                     FORM 10-QSB INDEX



NUMBER                                                                 PAGE (s)
------                                                                 --------

PART I.  FINANCIAL INFORMATION                                              3

Item 1.  Financial Statements:
           Condensed Balance Sheets as of June 30, 1996
           (Unaudited) and December 31, 1995                                3

           Condensed Statements of Operations (Unaudited)
              for the six months ended June 30, 1996 and 1995               4

           Condensed Statements of Operations (Unaudited)
              for the three months ended June 30, 1996 and 1995             5

           Condensed Statement of Shareholders' Deficiency (Unaudited)
              for the six months ended June 30, 1996                        6

           Condensed Statements of Cash Flows (Unaudited)
              for the six months ended June 30, 1996 and 1995               7

           Notes to Condensed Financial Statements                     8 - 19

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             20


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 22

Item 2.  Changes in Securities                                             22

Item 3.  Defaults Upon Senior Securities                                   22

Item 4.  Submission of Matters to a Vote of Security Holders               22

Item 5.  Other Information                                                 22

Item 6.  Exhibits and Reports                                              22


         SIGNATURES                                                        23

         FINANCIAL DATA SCHEDULE

                           JUDGE IMAGING SYSTEMS, INC.

                            CONDENSED BALANCE SHEETS

                       JUNE 30, 1996 AND DECEMBER 31, 1995


                                              ASSETS

                                                                                     JUNE 30,      DECEMBER 31,
                                                                                       1996           1995
                                                                                       ----           ----

CURRENT ASSETS
    Cash                                                                            $     7,578    $    11,310
    Accounts receivable, net of allowance for doubtful accounts
      of  $20,000 in 1996 and $23,000 in 1995                                         2,115,494      1,471,916
    Other receivables-                                                                     --           50,000
    Inventories                                                                         679,366        515,099
    Prepaid expenses and other                                                          215,406        273,672
                                                                                    -----------    -----------
        Total current assets                                                          3,017,844      2,321,997
                                                                                    -----------    -----------

PROPERTY AND EQUIPMENT, NET                                                             439,957        194,870
                                                                                    -----------    -----------

OTHER ASSETS
    Security deposits                                                                    19,603         14,063
                                                                                    -----------    -----------

                                                                                    $ 3,477,404    $ 2,530,930
                                                                                    ===========    ===========

                                  LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
    Equipment notes payable, current portion                                        $    20,055    $    15,150
    Accounts payable and accrued expenses                                             1,355,877        891,829
    Payroll and sales taxes payable                                                     120,566        112,336
    Advances from shareholders                                                          115,723        139,906
    Deferred revenue                                                                    273,690         46,111
    Customer deposits                                                                    33,745           --
                                                                                    -----------    -----------
        Total current liabilities                                                     1,919,656      1,205,332
                                                                                    -----------    -----------

EQUIPMENT NOTES PAYABLE, NET OF CURRENT PORTION                                          60,491         53,233
                                                                                    -----------    -----------

NOTE PAYABLE, BANK                                                                    1,406,960      1,538,425
                                                                                    -----------    -----------

DUE TO AFFILIATE                                                                           --        1,450,450
                                                                                    -----------    -----------

MANDATORILY REDEEMABLE PREFERRED STOCK
    $1,000 stated value, 1,500 shares issued and outstanding                          1,520,000           --
                                                                                    -----------    -----------

SHAREHOLDERS' DEFICIENCY
    Common Stock, $0.01 and $0.005 par value,
      10,000,000 shares authorized,
      3,980,141 and 6,900,577 shares issued and outstanding
      for 1996 and 1995, respectively                                                    39,801         34,503
    Preferred Stock, $0.01 par value,
      3,665,770 shares issued and outstanding, 1995                                        --          366,577
    Preferred Stock - Series A, $0.01 par value,
      5,000,000 shares authorized, 1996
      822,628 shares issued and outstanding                                               8,226           --
    Contributed capital                                                               1,589,576        524,433
    Accumulated deficit                                                              (3,067,306)    (2,642,023)
                                                                                    -----------    -----------
        Total shareholders' deficiency                                               (1,429,703)    (1,716,510)
                                                                                    -----------    -----------

                                                                                    $ 3,477,404    $ 2,530,930
                                                                                    ===========    ===========



                  See Notes to Condensed Financial Statements.

                           JUDGE IMAGING SYSTEMS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995






                                                    1996           1995
                                                    ----           ----

NET REVENUES, including related party revenues
    of $439,000 in 1996 and $364,000 in 1995     $ 6,154,499    $ 3,377,347

COST OF REVENUES                                   4,628,985      2,642,762
                                                 -----------    -----------

GROSS PROFIT                                       1,525,514        734,585

OPERATING EXPENSES
    Selling, general and administrative            1,860,815        858,799
                                                 -----------    -----------

LOSS FROM OPERATIONS                                (335,301)      (124,214)

OTHER EXPENSES, principally interest                 (89,982)      (125,384)
                                                 -----------    -----------

NET LOSS BEFORE PREFERRED DIVIDENDS                 (425,283)      (249,598)

PREFERRED DIVIDENDS EARNED                           (75,600)        (9,165)
                                                 -----------    -----------

NET LOSS ATTRIBUTABLE TO
    COMMON SHAREHOLDERS                          ($  500,883)   ($  258,763)
                                                 ===========    ===========

NET LOSS PER SHARE AND FULLY DILUTED
    NET LOSS PER SHARE ATTRIBUTABLE
    TO COMMON SHAREHOLDERS                       ($     0.15)   ($     0.11)
                                                 ===========    ===========




                  See Notes to Condensed Financial Statements.

                           JUDGE IMAGING SYSTEMS, INC.

                    THREE MONTHS ENDED JUNE 30, 1996 AND 1995






                                                    1996            1995
                                                    ----            ----

NET REVENUES, including related party revenues
    of $210,000 in 1996 and $159,000 in 1995     $ 3,685,156    $ 1,398,548

COST OF REVENUES                                   2,663,126      1,244,432
                                                 -----------    -----------

GROSS PROFIT                                       1,022,030        154,116

OPERATING EXPENSES
    Selling, general and administrative            1,108,272        491,106
                                                 -----------    -----------

LOSS FROM OPERATIONS                                 (86,242)      (336,990)

OTHER EXPENSES, principally interest                 (42,632)       (68,322)
                                                 -----------    -----------

NET LOSS BEFORE PREFERRED DIVIDENDS                 (128,874)      (405,312)

PREFERRED DIVIDENDS EARNED                           (56,700)        (4,583)
                                                 -----------    -----------

NET LOSS ATTRIBUTABLE TO
    COMMON SHAREHOLDERS                          ($  185,574)   ($  409,895)
                                                 ===========    ===========

NET LOSS PER SHARE AND FULLY
    DILUTED NET LOSS PER SHARE
    ATTRIBUTABLE TO COMMON
    SHAREHOLDERS - PRIMARY                       ($     0.05)   ($     0.18)
                                                 ===========    ===========

                           JUDGE IMAGING SYSTEMS, INC.

                 CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIENCY

                         SIX MONTHS ENDED JUNE 30, 1996




                                                                         SERIES A         ADDITIONAL
                            COMMON STOCK          PREFERRED STOCK      PREFERRED STOCK     PAID-IN     ACCUMULATED
                        SHARES        AMOUNT     SHARES     AMOUNT     SHARES    AMOUNT    CAPITAL       DEFICIT         TOTAL
                        ------        ------     ------     ------     ------    ------    -------       -------         -----
BALANCE,
  DECEMBER 31, 1995     6,900,577  $  34,503    3,665,770  $ 366,577     --     $ --     $  524,433    ($2,642,023)   ($1,716,510)

ISSUANCE OF
  SERIES A
  PREFERRED STOCK-           --         --           --         --    822,628    8,226    1,088,611           --        1,096,837

CONVERSION OF
 PREFERRED
 STOCK TO
 COMMON STOCK           3,665,770    366,577   (3,665,770)  (366,577)    --       --           --             --             --

MERGER
 TRANSACTIONS
   (See Note 1)        (6,586,206)  (361,279)        --         --       --       --        (23,468)          --         (384,747)

NET LOSS                     --         --           --         --       --       --           --         (425,283)      (425,283)
                      -----------  ---------  -----------  ---------  -------   ------   ----------    -----------    -----------

BALANCE,
 JUNE 30, 1996          3,980,141  $  39,801         --         --    822,628   $8,226   $1,589,576    ($3,067,306)   ($1,429,703)
                      ===========  =========  ===========  =========  =======   ======   ==========    ===========    ===========



                  See Notes to Condensed Financial Statements.

                           JUDGE IMAGING SYSTEMS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995



                                                            1996        1995
                                                            ----        ----

OPERATING ACTIVITIES
    Net loss                                            ($425,283)   ($249,598)
    Adjustments to reconcile net loss
      to net cash used in operating activities:
        Depreciation                                       49,880       19,658
        Provision for doubtful accounts                    23,000         --
    Changes in operating assets and liabilities:
      (Increase) decrease in:
        Accounts and other receivables                   (562,451)    (126,365)
        Inventories                                      (125,166)     (77,816)
        Prepaid expenses and other                         63,506      (25,698)
      Increase (decrease) in:
        Accounts payable and accrued expenses             381,961       80,989
        Payroll and sales taxes payable                     8,230      (89,473)
        Deferred revenue                                  (72,196)        (234)
        Customer deposits                                 (28,517)        --
                                                        ---------    ---------
           Net cash used in operating activities         (687,036)    (468,537)
                                                        ---------    ---------

INVESTING ACTIVITIES
    Net cash used in investing activities,
      purchases of property and equipment                (121,551)     (20,443)
                                                        ---------    ---------

FINANCING ACTIVITIES
    Cash acquired in business combination                  13,786         --
    Repayments of advances to shareholders                (24,183)     (19,098)
    Principal payments on equipment note borrowings       (11,219)      (5,294)
    Advances from affiliates                               69,550       95,059
    Proceeds from (repayments of) notes payable, bank    (131,465)     417,299
    Issuance of Series A Preferred Stock, net             888,386         --
                                                        ---------    ---------
           Net cash provided by financing activities      804,855      487,966
                                                        ---------    ---------

DECREASE IN CASH                                           (3,732)      (1,014)

CASH, JANUARY 1,                                           11,310        3,782
                                                        ---------    ---------

CASH, JUNE 30,                                          $   7,578    $   2,768
                                                        =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the six months for interest        $  90,834    $ 100,123
                                                        =========    =========





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

                      The financial information with regard to the statement of
               operations for the six months ended June 30, 1995 and the December 31, 1995 balance sheet are that of Judge Computer Corporation ("Judge") (considered the acquiring corporation for accounting purposes, as described in "business combination"). The statement of operations for the six months ended June 30, 1996 includes six months of Judge operations and four months (from February 29, 1996, the effective date of merger) of DataImage, Inc.'s operations. The statement of operations for the three months ended June 30, 1996 includes three months of Judge operations and three months of DataImage, Inc's operations.

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

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995




NOTE 1.        DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
               ACCOUNTING POLICIES  (Continued)

                      The merger transaction was consummated effective February
               29, 1996. A brief summary of the merger transaction follows:

                  * In the merger, Judge, a privately-owned corporation, was merged into DataImage, with DataImage as the surviving entity in the merger. Following the merger, the separate existence of Judge ceased, and DataImage continued as the surviving corporation under Delaware law using the name "Judge Imaging Systems, Inc." (the "Surviving Corporation") with all of the rights, powers, and privileges, and subject to all of the duties and liabilities of DataImage and Judge combined. Following the merger, the Surviving Corporation continued to be a public reporting company;

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

                  * The conversion ratios were calculated so that, after giving effect to certain Reserved Shares for issuance to employees following the merger and assuming the conversion of all Series A Convertible Preferred Stock to Common Stock, there are approximately 5,000,000 shares of Common Stock of the Surviving Corporation outstanding immediately following the merger, of which holder of DataImage Common Stock immediately prior to the merger will receive in the aggregate approximately 5% (approximately 250,000 shares) and the holder of Judge Common Stock and Series A Convertible Preferred Stock immediately prior to the merger will receive in the aggregate approximately 95% (approximately 4,750,000 shares). The Series B Preferred Stock is not included in the foregoing percentage calculations. As a result, the business combination was accounted for as a "reverse acquisition" whereby Judge, in substance, was to acquire DataImage, allocating the fair value of Judge stock exchanged over the relative fair value of assets and liabilities of DataImage (assumed to equal its book value) prior to Judge being merged into DataImage (surviving corporation). No value was to be ascribed to DataImage's net loss carryforwards as a result of limitations on these carryforwards subsequent to the change in control. DataImage was to remain a Registrant under the Securities and Exchange Commission Rule.

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

                      Judge and DataImage anticipate that the proposed merger
               transaction will qualify as a "reorganization" to Section 368(a) of the Internal Revenue Code of 1986, as amended (the "Code"), and that Judge and DataImage will each be a party to the reorganization within the meaning of section 368(b) of the Code. Judge and DataImage further anticipate that no gain or loss will be recognized by Judge or DataImage by reason of the merger.

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

                           JUDGE IMAGING SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995





NOTE 2.        PRO-FORMA RESULTS OF OPERATIONS

                      The following sets forth the combined results of operation for both Judge and DataImage for the six months ended June 30, 1996 and 1995, as if the business combination occurred at January 1, 1996 and 1995, respectively.


                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                        JUNE 30,                       JUNE 30,
                                  --------------------           -------------------
                                  1996            1995           1996           1995
                                  ----            ----           ----           ----

Net revenues                   $ 3,685,156    $ 1,635,565    $ 6,277,191    $ 4,023,274

Cost of Revenues                 2,663,126      1,345,172      4,689,435      3,015,388
                               -----------    -----------    -----------    -----------

Gross Profit                     1,022,030        290,393      1,587,756      1,007,886

Operating Expenses:
    Selling, general
    and administrative           1,108,272        633,685      1,945,961      1,190,922
                               -----------    -----------    -----------    -----------

Operating Profit (Loss)            (86,242)      (343,292)      (358,205)      (183,036)

Other Income (Expenses), net       (42,632)       (80,991)       (89,999)      (140,056)
                               -----------    -----------    -----------    -----------

Net Income (Loss)              ($  128,874)   ($  424,283)   ($  448,204)   ($  323,092)
                               ===========    ===========    ===========    ===========


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

                           JUDGE IMAGING SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995





NOTE 2.        PRO-FORMA RESULTS OF OPERATIONS (Continued)


                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                               JUNE 30,                     JUNE 30,
                                         -------------------           ------------------
                                         1996           1995           1996          1995
                                         ----           ----           ----          ----

Net Income (Loss)                    ($  128,874)   ($  424,283)   ($  448,204)   ($  323,092)

7% Cumulative Dividend On
    Series A Preferred Stock             (19,200)       (19,200)       (38,400)       (38,400)

Less 10% Cumulative Dividends
    On Series B Preferred Stock          (37,500)       (37,500)       (75,000)       (75,000)
                                     -----------    -----------    -----------    -----------

Net Loss Attributable To
    Common Shareholders              ($  185,574)   ($  480,983)   ($  561,604)   ($  436,492)
                                     ===========    ===========    ===========    ===========


Weighted Average Number of
    Shares                           $ 3,980,141    $ 3,980,141    $ 3,980,141    $ 3,980,141
                                     ===========    ===========    ===========    ===========

Net Loss Per Share Attributable To
    Common Shareholders              ($     0.05)   ($     0.12)   ($     0.14)   ($     0.11)
                                     ===========    ===========    ===========    ===========



                           JUDGE IMAGING SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995



NOTE 3.        NOTE PAYABLE, BANK

                      During 1995, the Company consolidated its line of credit
               along with certain affiliated entities lines into a $5,500,000 line of credit. During 1996, the Bank line of credit was increased to $6,400,000. Outstanding borrowings relating to the Company at June 30, 1996 were $1,406,960. Interest on the line is prime plus 1% (9.5% at December 31, 1995 and 9.25% at June 30,
               1996). Maximum borrowings under the new facility are limited to 80% of qualified accounts receivable, as defined. The line of credit was originally due in full on May 31, 1997, but was extended by the Bank until 1998. The line is collateralized by substantially all of the Company's assets as well as substantially all of Judge, Inc. and Judge Technical Services, Inc.'s assets, is personally guaranteed by certain shareholders and certain affiliated companies. The line contains financial covenants, certain of which were in violation at June 30, 1996 but which were waived by the Bank. In addition, the Company, as well a each of its affiliates, is jointly and severally responsible for all of the debt outstanding under the line.

                      Included in accounts payable and accrued expenses at June
               30, 1996 were approximately $550,000 of bank overdrafts.

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

               During 1995, the Company entered into certain financing arrangements for the purchase of property and equipment in the amount of approximately $15,000.

                           JUDGE IMAGING SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995




NOTE 6.        STATEMENT OF CASH FLOWS (Continued)

               Supplemental Disclosure of Noncash Investing and Financing
               Activities:

               Effective February 29, 1996, Judge Computer Corporation and DataImage effected a business combination:

                  Acquisition of Business:
                    Inventories                                      $  39,101
                    Accounts Receivable                                104,127
                    Property and Equipment                             150,034
                    Other Assets                                        10,780
                                                                     ---------
                                                                       304,042
                                                                     ---------

                    Accounts Payable and Accrued Expenses              (82,087)
                    Due to Judge                                      (100,000)
                    Deferred Revenue and Customer Deposits            (362,037)
                                                                     ---------
                                                                      (544,124)
                                                                     ---------

                    Net liabilities assumed in business combination  ($240,082)
                                                                     =========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SECOND QUARTER ENDING AND THE SIX MONTHS ENDING JUNE 30, 1996


Results of Operation

Second quarter 1996 and six months ending June 30, 1996 compared to second quarter 1995 and six months ending June 30, 1995.

                        The Company reflected an improvement in operations for the second quarter of 1996 versus the first quarter of 1996. The Company lost $128,874 before preferred dividends for the second quarter of 1996 as compared to $296,409 for the first quarter of 1996. The loss of $128,874 for the second quarter of 1996 is still an improvement when compared to the loss of $405,312 for the second quarter of 1995. This result is attributable to a 164% increase in net revenue and a corresponding increase in gross profit margin from 11% to 28%, but was also offset by an increase operating expenditures of 101% compared to the corresponding period in 1995.

                        For the six months ending June 30, 1996, however, the Company reflected a loss before preferred dividends of $425,283 versus a loss for the same period in 1995 of $249,598. This $175,685 increase in loss is due primary to increased Operating Expenses (selling, general and administration) which was primarily due to increases in staffing necessary to support the revenue growth. Preferred dividends earned increased by $52,117 for the second quarter of 1996 as compared to the second quarter of 1995, and increased $66,435 for the six months ended June 30, 1996 compared to June 30, 1995. These increases are a result of the issuance of additional preferred stock to certain investors concurrent with the effectiveness of the merger with DataImage, Inc. on February 29, 1996.

                        Backlog of orders as of June 30, 1996 was $1,800,000 compared to $703,000 at June 30, 1995. This 156% increase is primarily attributable to increased business in the Company's imaging operations.

                        Revenues for the second quarter of 1996 increased 166% as compared to revenues for the second quarter of 1995. This increase is attributable to a 69% increase in network and service revenues as compared to the network and service revenues for the second quarter of 1995, as well as a 465% increase in the imaging revenues for the second quarter of 1996. Revenues for the six months ending June 30, 1996 increased 82% as compared to the same period for 1995. This increase is mostly attributable to the above-referenced increase in imaging revenues, which was associated with the Company's increased marketing effort.

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

                        Operating expenditures increased approximately 147% for the second quarter of 1996 and 117% for the six months ending June 30, 1996 versus the comparable periods in the prior year. This increase is primarily attributable to the Company's increase in staffing associated with increased sales. Staffing levels increased to 85 employees as of June 30, 1996 versus 50 employees as of June 30, 1995.

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

Financial Condition at June 30, 1996 versus December 31, 1995.

                        Current assets increased to $3,017,000 as of June 30, 1996 from $2,322,000 as of December 31, 1995. This increase was primarily attributable to an increase in receivables of $644,000 associated with the increased sales, with the balance of the increase originating from higher inventory levels. Offsetting the increase in current assets of $696,000 was an increase in current liabilities of $714,000. These accounts reflect the increased liabilities attributable to a higher level of business activity, increased revenues and the merger of DataImage, Inc.

                        Property, plant and equipment increased from $195,000 as of December 31, 1995 to $440,000 as of June 30, 1996. This increase reflects the DataImage acquisition as well as the equipment needed to support the Company's revenue growth.

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