Form 10QSB
period 1996-09-30
JUDGE IMAGING SYSTEMS INC /
filed 1996-11-14
CIK 853835

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

       X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      ---   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
            SEPTEMBER 30, 1996.

            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
      --- THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.

                         Commission File number: 0-18248

                           JUDGE IMAGING SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)


           DELAWARE                                        06-1184427
           --------                                        ----------
(State or other jurisdiction of                       (I.R.S. Employer ID)
 incorporation or organization)


Two Bala Plaza, Bala Cynwyd, Pennsylvania                      19004
(Address of principal executive offices)                     (Zip Code)

                                 (610) 667-1190
                           (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes  X   No
             ---     ---

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes     No
                                                  ---    ---
Applicable only to corporate issuers

The number of shares outstanding of the issuer's common stock as of September 30, 1996 was 3,980,141

Transitional small business disclosure format.  Yes     No  X
                                                    ---    ---

                           JUDGE IMAGING SYSTEMS, INC.

                                FORM 10-QSB INDEX


NUMBER                                                                                 PAGE(s)
------                                                                                 -------

PART I.         FINANCIAL INFORMATION                                                       3

Item 1.         Financial Statements:
                   Condensed Balance Sheets as of September 30, 1996
                        and December 31, 1995                                               3

                   Condensed Statements of Operations
                      for the nine months ended September 30, 1996 and 1995                 4

                   Condensed Statements of Operations
                      for the three months ended September 30, 1996 and 1995                5

                   Condensed Statement of Shareholders' Deficiency
                      for the nine months ended September 30, 1996                          6

                   Condensed Statements of Cash Flows
                      for the nine months ended September 30, 1996 and 1995                 7

                   Notes to Condensed Financial Statements                             8 - 15

Item 2.         Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                     16

PART II.        OTHER INFORMATION                                                          18

Item 1.         Legal Proceedings                                                          18

Item 2.         Changes in Securities                                                      18

Item 3.         Defaults Upon Senior Securities                                            18

Item 4.         Submission of Matters to a Vote of Security Holders                        18

Item 5.         Other Information                                                          18

Item 6.         Exhibits and Reports                                                       18

                SIGNATURES                                                                 19

                FINANCIAL DATA SCHEDULE


                           JUDGE IMAGING SYSTEMS, INC.

                            CONDENSED BALANCE SHEETS

                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                     ASSETS

                                                                                  SEPTEMBER 30,          DECEMBER 31,
                                                                                      1996                  1995
                                                                                      ----                  ----
CURRENT ASSETS
  Cash                                                                             $   10,964            $   11,310
  Accounts receivable, net of allowance for doubtful accounts
  of $29,000 in 1996 and $23,000 in 1995                                            2,869,086             1,471,916
  Other receivables                                                                    35,656                50,000
  Inventories                                                                         832,928               515,099
  Prepaid expenses and other                                                          291,246               273,672
                                                                                   ----------            ----------
         Total current assets                                                       4,039,880             2,321,997
                                                                                   ----------            ----------

PROPERTY AND EQUIPMENT, NET                                                           556,299               194,870
                                                                                   ----------            ----------

OTHER ASSETS
  Security deposits                                                                    19,603                14,063
                                                                                   ----------            ----------

TOTAL ASSETS                                                                       $4,615,782            $2,530,930
                                                                                   ==========            ==========

                                           LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES

  Equipment note payable, current portion                                          $   44,576            $   15,150
  Accounts payable and accrued expenses                                             1,661,896               891,829
  Payroll and sales taxes payable                                                     133,185               112,336
  Deferred revenue                                                                    274,122                46,111
  Advances from shareholders                                                          105,263               139,906
                                                                                   ----------            ----------
        Total current liabilities                                                   2,219,042             1,205,332
                                                                                   ----------            ----------

EQUIPMENT NOTE PAYABLE, NET OF CURRENT PORTION                                        108,637                53,233
                                                                                   ----------            ----------
NOTE PAYABLE, BANK                                                                  2,585,558             1,538,425
                                                                                   ----------            ----------
DUE TO AFFILIATE                                                                           --             1,450,450
                                                                                   ----------            ----------
MANDATORILY REDEEMABLE PREFERRED STOCK
  $1,000 stated value, 1,500 shares issued and outstanding                          1,520,000                    --
                                                                                   ----------            ----------

SHAREHOLDERS' DEFICIENCY
  Common Stock, $0.01 and $0.005 par value,
    10,000,000 shares authorized,
    3,980,141 and 6,900,577 shares issued and outstanding
    for 1996 and 1995, respectively                                                    39,801                34,503
  Preferred Stock, $0.10 par value,
    3,665,770 shares issued and outstanding, 1995                                          --               366,577
  Preferred Stock - Series A, $0.01 par value,
    5,000,000 shares authorized,
    822,628 shares issued and outstanding, 1996                                         8,226                    --
  Contributed capital                                                               1,589,576               524,433
  Accumulated deficit                                                              (3,455,058)           (2,642,023)
                                                                                   ----------            ----------
         Total shareholders' deficiency                                            (1,817,455)           (1,716,510)
                                                                                   ----------            ----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                                     $4,615,782            $2,530,930
                                                                                   ==========            ==========


                  See Notes to Condensed Financial Statements.

                           JUDGE IMAGING SYSTEMS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                                            1996                   1995
                                                                            ----                   ----

NET REVENUES, including related party revenues
  of $500,000 in 1996 and $514,000 in 1995                              $10,071,274             $6,160,369

COST OF REVENUES                                                          7,565,430              4,680,558
                                                                        -----------             ----------

GROSS PROFIT                                                              2,505,844              1,479,811

OPERATING EXPENSES
  Selling, general and administrative                                     3,170,670              1,390,258
                                                                        -----------             ----------

INCOME (LOSS) FROM OPERATIONS                                              (664,826)                89,553

OTHER EXPENSES, principally interest                                       (148,209)              (170,389)
                                                                        -----------             ----------

LOSS BEFORE PREFERRED DIVIDENDS                                            (813,035)               (80,836)

PREFERRED DIVIDENDS EARNED                                                 (132,300)               (13,747)
                                                                        -----------             ----------

NET LOSS ATTRIBUTABLE TO
  COMMON SHAREHOLDERS                                                     ($945,335)              ($94,583)
                                                                        ===========             ==========

NET LOSS PER SHARE AND FULLY DILUTED
  NET LOSS PER SHARE ATTRIBUTABLE
  TO COMMON SHAREHOLDERS                                                     ($0.26)                ($0.04)
                                                                             ======                 ======


                  See Notes to Condensed Financial Statements.

                           JUDGE IMAGING SYSTEMS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                                          1996                    1995
                                                                          ----                    ----

NET REVENUES, including related party revenues
  of $61,000 in 1996 and $150,000 in 1995                              $3,916,775              $2,783,022

COST OF REVENUES                                                        2,936,445               2,037,796
                                                                       ----------              ----------

GROSS PROFIT                                                              980,330                 745,226

OPERATING EXPENSES
     Selling, general and administrative                                1,309,855                 531,459
                                                                       ----------              ----------

INCOME (LOSS) FROM OPERATIONS                                            (329,525)                213,767

OTHER EXPENSES, principally interest                                      (58,227)                (45,005)
                                                                       ----------              ----------

INCOME (LOSS) BEFORE
     PREFERRED DIVIDENDS                                                 (387,752)                168,762

PREFERRED DIVIDENDS EARNED                                                (56,700)                 (4,582)
                                                                       ----------              ----------

NET INCOME (LOSS) ATTRIBUTABLE TO
     COMMON SHAREHOLDERS                                                ($444,452)             $  164,180
                                                                       ==========              ==========

NET INCOME (LOSS) PER SHARE AND
     FULLY DILUTED NET INCOME (LOSS) PER SHARE
     ATTRIBUTABLE TO COMMON SHAREHOLDERS                                   ($0.11)                  $0.07
                                                                           ======                   =====

                  See Notes to Condensed Financial Statements.

                           JUDGE IMAGING SYSTEMS, INC.

                 CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIENCY

                      NINE MONTHS ENDED SEPTEMBER 30, 1996

                                                                                                                  SERIES A
                                        COMMON STOCK                     PREFERRED STOCK                      PREFERRED STOCK
                                   SHARES           AMOUNT            SHARES          AMOUNT             SHARES           AMOUNT

BALANCE
   DECEMBER 31, 1995              6,900,577        $ 34,503          3,665,770        $366,577             --               $--

ISSUANCE OF
  SERIES A
  PREFERRED STOCK                     --               --               --               --              822,628             8,226

CONVERSION OF
  PREFERRED
  STOCK TO
  COMMON STOCK                    3,665,770         366,577        (3,665,770)        (366,577)            --               --

MERGER
  TRANSACTIONS
    (See Note 1)                 (6,586,206)       (361,279)            --                --               --               --

NET LOSS                              --               --               --                --               --               --
                                 ----------        --------        ----------      ----------            -------       -----------

BALANCE,
  SEPTEMBER 30, 1996              3,980,141        $ 39,801             --                --             822,628        $    8,226
                                 ==========        ========        ==========      ==========            =======       ===========



                               ADDITIONAL        ACCUMULATED
                               PAID-IN           DEFICIT             TOTAL
                               CAPITAL


BALANCE,
   DECEMBER 31, 1995         $  524,433          ($2,642,023)     ($1,716,510)


ISSUANCE OF
  SERIES A
  PREFERRED STOCK             1,088,611              --             1,096,837

CONVERSION OF
  PREFERRED
  STOCK TO
  COMMON STOCK                   --                  --               --

MERGER
  TRANSACTIONS
    (See Note 1)                (23,468)             --              (384,747)

NET LOSS                         --                (813,035)         (813,035)
                             ----------         -----------       -----------

BALANCE,
  SEPTEMBER 30, 1996         $1,589,576         ($3,455,058)      ($1,817,455)
                             ==========         ===========       ===========

                  See Notes to Condensed Financial Statements.

                           JUDGE IMAGING SYSTEMS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                                                1996                   1995
                                                                                ----                   ----

OPERATING ACTIVITIES
Net loss                                                                      ($813,035)             ($80,836)
Adjustments to reconcile net loss to net cash
    used in operating activities:
          Depreciation                                                           81,388                26,987
          Provision for doubtful accounts                                        22,000                    --
Changes in operating assets and liabilities:
    (Increase) decrease in:
          Accounts and other receivables                                     (1,350,699)             (811,005)
          Inventories                                                          (278,728)             (544,311)
          Prepaid expenses and other                                            (12,334)              (27,096)
    Increase (decrease) in:
          Accounts payable and accrued expenses                                 204,979               184,753
          Payroll and sales taxes payable                                        20,849               (87,824)
          Deferred revenue                                                      (83,628)              (12,187)
          Customer deposits                                                     (50,398)                  --
                                                                             ----------            ----------

             Net cash used in operating activities                           (2,259,606)           (1,351,519)
                                                                             ----------            ----------

INVESTING ACTIVITIES
    Net cash used in investing activities,
         purchases of property and equipment                                   (185,866)              (56,467)
                                                                             ----------            ----------

FINANCING ACTIVITIES
    Cash acquired in business combination                                        13,786                    --
    Loan to DataImage, Inc.                                                          --               (50,000)
    Repayments of advances to shareholders                                      (34,643)              (31,170)
    Principal payments on equipment note borrowings                             (22,086)               (6,215)
    Advances from affiliates                                                     69,550                98,749
    Proceeds from notes payable, bank                                         1,047,133             1,104,400
    Bank overdrafts                                                             483,000               290,000
    Issuance of Series A Preferred Stock, net                                   888,386                    --
                                                                             ----------            ----------

             Net cash provided by financing activities                        2,445,126             1,405,764
                                                                             ----------            ----------

DECREASE IN CASH                                                                  (346)                (2,222)

CASH, JANUARY 1,                                                                 11,310                 3,782
                                                                                -------                ------

CASH, SEPTEMBER 30,                                                             $10,964                $1,560
                                                                                =======                ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the nine months for interest                              $141,349              $148,000
                                                                               ========              ========

                  See Notes to Condensed Financial Statements.

                           JUDGE IMAGING SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

NOTE 1.            DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
                   ACCOUNTING POLICIES

                   Description of Business

                   Judge Imaging Systems, Inc. (the "Company" or "JIS") derives its revenues from computer sales, repairs, maintenance and providing system integration for document management, imaging and workflow, principally in the mid-Atlantic and northeastern region of the United States. The Company also develops and markets standardized and custom software products and systems for the mass storage, electronic management and retrieval of information. As a systems integrator, the Company designs, assembles, installs and maintains image-processing systems. The Company's standardized products are sold both through distribution channels and directly to end-users.

                   Financial information with regard to the nine months and the three months ended September 30, 1996 and 1995, is unaudited but in the opinion of management contains all adjustments which are of a normal, recurring nature and necessary to present fairly the Company's results of operations and cash flows. Certain information and note disclosure normally included in annual financial statements have been condensed or omitted in the financial information for the nine and three months ended September 30, 1996 and 1995 pursuant to SEC Rules and Regulations. Management believes that the disclosures which have been made are adequate.

                   The results of operations for the nine and three months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

                   The financial information with regard to the statement of operations for the three and nine months ended September 30, 1995 and the December 31, 1995 balance sheet are that of Judge Computer Corporation ("Judge") (considered the acquiring corporation for accounting purposes, as described in "Business Combination"). The statement of operations for the nine months ended September 30, 1996 includes nine months of Judge operations and seven months (from February 29, 1996, the effective date of merger) of DataImage, Inc.'s operations. The statement of operations for the three months ended September 30, 1996 includes three months of Judge operations and three months of DataImage, Inc.'s operations.

                   At September 30, 1996, the Company is a 26% owned subsidiary of The Judge Group, Inc. (formerly Judge, Inc.) a company who, along with other of its subsidiaries, provides engineers and other technical professionals on a temporary and permanent basis. An additional 49% of the Company's voting stock is owned by individuals who are also shareholders of The Judge Group, Inc.

                   Business Combination

                   On September 13, 1995, DataImage, Inc. ("DataImage") entered into a Letter of Intent with respect to a proposed merger transaction between DataImage and Judge.

                   On December 1, 1995, DataImage and Judge executed the Agreement and Plan of Merger (the "Merger Agreement") with respect to the merger transaction (the "Merger") proposed by the Letter of Intent. The Merger Agreement was amended effective December 20, 1995 and February 26, 1996.

                   During 1996 and prior to the consummation of the Merger, Judge had the following equity transactions:

                     o 3,665,770 shares of Judge preferred stock were converted into common stock;


                     o Judge's Board of Directors resolved to increase the authorized preferred stock by 1,150,000 shares and divide such shares into 1,125,000 shares of Series A Convertible Preferred Stock, par value $.01, and 25,000 shares of Series B Preferred Stock, par value $.01;

                           JUDGE IMAGING SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

NOTE 1.            DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
                   ACCOUNTING POLICIES               (Continued)

                     o $1,520,000 of advances from Judge, Inc./Judge Technical Services, Inc. were converted into 1,500 shares of Judge Series B Preferred Stock;

                     o Judge raised approximately $888,000 (net of related costs of approximately $208,000) in a private placement offering of Series A Convertible Preferred Stock (the "Preferred A Stock"). 822,628 shares were issued in the offering at a price per share of $1.33. The Preferred A Stock is convertible at the holder's option and conversion is mandatory at the time of a subsequent public offering of common stock in excess of $5 million dollars. The Preferred A Stock carries a cumulative dividend of 7% per year and holders have a liquidation preference over the common stock shareholders and all other existing classes of shareholders. In the event the Company has not closed on a subsequent public offering by the eighth anniversary of the Merger, then the Company will have the right to redeem the Preferred A Stock.

                   The Merger was consummated effective February 29, 1996. A brief summary of the Merger follows:

                      o Judge, a privately-owned corporation, was merged with and into DataImage, with DataImage as the surviving entity. Following the Merger, the separate existence of Judge ceased, and DataImage continued as the surviving corporation under Delaware law and changed its name to "Judge Imaging Systems, Inc." with all of the rights, powers, and privileges, and subject to all of the duties and liabilities of DataImage and Judge combined. Following the Merger, the Company continued to be a public reporting company;

                      o At the effective time of the Merger, the Certificate of Incorporation of DataImage as the surviving corporation was amended to change its name to Judge Imaging Systems, Inc., and to authorize a class of 5,000,000 shares of preferred stock (the "Preferred Stock") in addition to the 10,000,000 shares of common stock previously authorized ("Common Stock"). The 5,000,000 shares of Preferred Stock are divided into 1,125,000 shares of Series A Convertible Preferred Stock and 1,500 shares of Series B Convertible Stock; the remaining shares of Preferred Stock are "blank check" shares issuable at the discretion of the Board of Directors of JIS. The Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock of JIS have essentially the same rights and privileges as the Series A Convertible Preferred Stock and the Series B Preferred Stock of Judge existing immediately prior to the Merger. The Series A Convertible Preferred Stock is convertible into Common Stock at a 1 to 1 ratio, has a preference in liquidation, and bears a 7% cumulative dividend. The Series B Preferred Stock is nonvoting, nonconvertible, has no liquidation preference, and bears a 10% cumulative dividend;

                      o At the effective time of the Merger, each DataImage shareholder automatically received one share of JIS Common Stock in exchange for every 31.960868 shares of issued and outstanding DataImage Common Stock owned by such shareholder as of the effective time of the Merger;

                      o At the effective time of the Merger, each holder of Judge Common Stock automatically received shares of JIS Common Stock. The number of shares received was calculated as one share of JIS Common Stock for every 2.832693723 shares of Judge Common Stock held;

                           JUDGE IMAGING SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

NOTE 1.            DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
                   ACCOUNTING POLICIES               (Continued)

                      o At the effective time of the Merger, each Judge shareholder received one share of JIS Series A Convertible Preferred Stock for each share of Judge Series A Convertible Preferred Stock held, and one share of JIS Series B Preferred Stock for each share of Judge Series B Preferred Stock held;

                      o The conversion ratios were calculated so that, after giving effect to certain reserved shares for issuance to employees following the Merger and assuming the conversion of all Series A Convertible Preferred Stock to Common Stock, there are approximately 5,000,000 shares of Common Stock of JIS outstanding immediately following the Merger, of which holders of DataImage Common Stock immediately prior to the Merger would receive in the aggregate approximately 5% (approximately 250,000 shares) and the holders of Judge Common Stock and Series A Convertible Preferred Stock immediately prior to the Merger would receive in the aggregate approximately 95% (approximately 4,750,000 shares). The Series B Preferred Stock is not included in the foregoing percentage calculations. As a result, the Merger was accounted for as a "reverse acquisition" whereby Judge, in substance, was to acquire DataImage, allocating the fair value of Judge stock exchanged over the relative fair value of assets and liabilities of DataImage (assumed to equal its book value) prior to Judge being merged into DataImage (surviving corporation). No value was ascribed to DataImage's net loss carryforwards as a result of limitations on these carryforwards subsequent to the change in control. DataImage, after changing its name to Judge Imaging Systems, Inc., was to remain a registrant under the Securities and Exchange Commission Rule.

                      o As a consequence, a change in control of DataImage has occurred effective upon the consummation of the Merger. The consideration given for such change in control is the exchange of certificates described in the Merger Agreement and previously described above. The basis of the change in control includes a change in the directors of DataImage and change in the share ownership of DataImage.

                   The persons from whom control of DataImage was acquired upon the Merger pursuant to the exchange of securities described above were Canaan Capital Limited Partnership and Canaan Capital Offshore Limited Partnership C.V. (collectively the "Partnerships"). The Partnerships acquired control of DataImage pursuant to an agreement with DataImage dated November 20, 1995 (the "Agreement"). As a result of the Agreement, the Partnerships immediately acquired an aggregate of 1,700,000 shares of DataImage Common Stock in addition to the 362,499 shares previously held, resulting in the ownership by the Partnerships as of the record date of the Special Meeting of Shareholders of approximately 51.4% of the issued and outstanding shares of DataImage Common Stock, and effective voting control of DataImage as of such date. As a further result of the Agreement, immediately prior to the closing of the Merger, the Partnerships acquired in the aggregate an additional 3,980,214 shares of DataImage Common Stock, resulting in the ownership as of the closing of the Merger by the Partnerships of 6,042,713 of the 7,990,217 shares issued and outstanding at that time, representing approximately 75.6% of such issued and outstanding shares of DataImage Common Stock.

                   Judge and DataImage anticipate that the Merger qualifies as a "reorganization" pursuant to Section 368(a) of the Internal Revenue Code of 1986, as amended (the "Code"), and that Judge and DataImage will each be a party to the reorganization within the meaning of section 368(b) of the Code. Judge and DataImage further anticipate that no gain or loss will be recognized by Judge or DataImage by reason of the Merger.

                           JUDGE IMAGING SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

NOTE 1.            DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
                   ACCOUNTING POLICIES               (Continued)

                   At September 30, 1996, the capital structure of the Company is as follows:

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


                   Revenue Recognition and Deferred Revenues

                   Revenue from sales of the Company's systems is recognized at the date of shipment of the system, provided that any work to complete installation of the systems is routine in nature and costs are not significant. The system components are assembled and tested with the developed software in the Company's facilities prior to delivery. Where installation and development costs are significant to the completion of the contract, revenue is recognized by the percentage of completion method. Deferred revenue on the accompanying balance sheet as of September 30, 1996, includes approximately $34,000 of billings in excess of costs and estimated earnings on contracts-in-progress.

                   Software incorporated into the systems is licensed under a perpetual, non-exclusive, non-transferable license, and revenue is recognized as part of the completed system. Service contract revenue is recorded ratably over the term of the contract. At September 30, 1996, substantially all service contracts are due to expire within the following twelve months.

                   Revenues billed in advance for warranties and maintenance contracts are deferred and recorded as income in the period in which the services are rendered. At September 30, 1996, $240,737 of warranty, maintenance and service contract revenue has been deferred.

                   Inventories

                   Inventories consist of computer and related supplies and equipment held for resale, and are valued at the lower of cost (first-in, first-out) or market. Inventories include approximately $56,000 of costs and estimated earnings in excess of billings on contracts-in-progress.

                   Management's Estimates

                   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                           JUDGE IMAGING SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

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

                   Deferred income taxes are primarily the result of net operating loss carryforwards and are completely reduced by a valuation allowance at December 31, 1995 and September 30, 1996.

                   Net Income (Loss) Per Share

                   Net income (loss) per share and fully diluted net income
                   (loss) per share attributable to common shareholders is based on the weighted average number of shares of common stock outstanding during the periods. The assumed conversion of certain convertible preferred stock has not been considered in the calculations of loss per share in 1996, since the effect of such conversions/exercise would be antidilutive. The weighted average number of shares outstanding during the nine months ended September 30, 1996 and 1995 were 3,637,002 and 2,333,204, respectively. The weighted average number of shares outstanding, primary and fully diluted, during the three months ended September 30, 1996 and 1995 were 3,980,141 and 2,333,204, respectively.

                           JUDGE IMAGING SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

NOTE 2.            PRO-FORMA RESULTS OF OPERATIONS

                   The following sets forth the combined results of operations for both Judge and DataImage for the nine and three months ended September 30, 1996 and 1995, as if the Merger occurred at January 1, 1996 and 1995, respectively.

                                                  THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                     SEPTEMBER 30,                               SEPTEMBER 30,
                                                     -------------                               -------------

                                             1996                 1995                  1996                 1995
                                             ----                 ----                  ----                 ----

Net Revenues                              $3,916,775           $3,226,936            $10,193,966           $7,250,210

Cost of Revenues                           2,936,445            2,223,915              7,625,880            5,239,303
                                          ----------           ----------            -----------           ----------

Gross Profit                                 980,330            1,003,021              2,568,086            2,010,907

Operating Expenses:
Selling, general
and administrative                         1,309,855              688,160              3,255,816            1,879,082
                                           ---------              -------              ---------            ---------

Income (Loss) from Operations               (329,525)             314,861               (687,730)             131,825

Other Income (Expenses), net                 (58,227)             (36,812)              (148,226)            (176,868)
                                          ----------           ----------            -----------           ----------

Net Income (Loss)                          ($387,752)          $  278,049              ($835,956)            ($45,043)
                                          ----------           ----------            -----------           ----------

7% Cumulative Dividend
 On Series A Preferred Stock                 (19,200)             (19,200)               (57,600)             (57,600)

Less 10% Cumulative Dividends
On Series B Preferred Stock                  (37,500)             (37,500)              (112,500)            (112,500)
                                          ----------           ----------            -----------           ----------

Net Income (Loss) Attributable To
Common Shareholders                        ($444,452)          $  221,349            ($1,006,056)           ($215,143)
                                          ==========           ==========            ===========           ==========

Weighted Average Number of Shares          3,980,141            3,980,141              3,980,141            3,980,141
                                          ==========           ==========            ===========           ==========

Net Income (Loss) Per Share Attributable To
Common Shareholders                           ($0.11)               $0.06                 ($0.25)              ($0.05)
                                              ======                =====                 ======               ======

                  Notes to Pro-Forma results of Operations:


                           1     Interest expense adjusted due to the
                                 conversion of DataImage, Inc.'s stockholders' notes payable to common stock.


                           2 Primary and fully-diluted net income (loss) per share of common stock is calculated as indicated (the assumed conversion of certain convertible preferred stock has not been considered in the calculation since the effect of such conversion would be antidilutive).

                           JUDGE IMAGING SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

NOTE 3.            NOTE PAYABLE, BANK

                   The Company and several affiliated entities (collectively the "Judge Group") have entered into a credit agreement with PNC Bank, N.A. (successor to Midlantic Bank, N.A.) (the "Bank") pursuant to which the Bank has agreed to provide Judge Group and JIS with a $10.0 million revolving advance facility (the "Line of Credit") and a $1.0 million term loan. The Line of Credit expires on May 31, 1998 and carries an interest rate of prime plus 1.0% (9.25% at September 30, 1996). This facility allows JIS and the Judge Group to borrow in the aggregate the lesser of 80% of eligible receivables or $10,000,000. As of September 30, 1996 total borrowings under the Line of Credit were $2,585,558. The Line of Credit contains financial covenants certain of which were in violation at September 30, 1996, but which were waived by the Bank. The Line of Credit is collateralized by substantially all of the Company's assets as well as substantially all of The Judge Group, Inc.'s and Judge Technical Services, Inc.'s assets and is personally guaranteed by certain shareholders. In addition, the Company, as well as each of its affiliates, is jointly and severally responsible for all of the debt outstanding under the Line of Credit. The term loan, which carries an interest rate of prime plus 1.5%, is payable in 60 monthly installments. The Company has not received any proceeds of borrowings under the term loan.

                   Included in accounts payable and accrued expenses at September 30, 1996 were approximately $773,000 of bank overdrafts.

NOTE 4.            RELATED PARTY TRANSACTIONS

                   The Company had advances from The Judge Group, Inc. (formerly Judge, Inc.) and Judge Technical Services, Inc. amounting to $1,450,450 at December 31, 1995. These advances increased to $1,520,000 during the first quarter of 1996. At the effective time of the Merger, these advances were converted into 1,500 shares of Judge Preferred Stock (the "shares"). The shares are not convertible, nor do they have any liquidation preference and carry a 10% cumulative annual dividend. Dividend payments are permitted, contingent upon certain profit goals set forth by the Company. Partial and full redemption of the $1,500,000 face amount is permitted, contingent upon the dollar value of proceeds raised in a subsequent public offering. Subsequent to the closing of the Merger, such shares were converted into 1,500 shares of Series B Preferred Stock of the surviving corporation from the Merger. JIS shares have the same rights and privileges as the predecessor shares, and are mandatorily redeemable upon the tenth anniversary of issuance or upon a subsequent public offering of at least $6,000,000.

                   During the nine months ended September 30, 1996 and 1995, the Company billed a subsidiary of The Judge Group, Inc. for consulting and related technical advisory services in the amount of $45,000 and $360,000, respectively. During the nine months ended September 30, 1996 and 1995, the Company sold approximately $455,000 and $154,000, respectively, of computer-related equipment to The Judge Group, Inc. and/or its subsidiaries. Such amounts are included in net revenues in the accompanying statement of operations.

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

                           JUDGE IMAGING SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

NOTE 6.            STATEMENT OF CASH FLOWS

                   Supplemental Disclosure of Noncash Financing Transactions:

                   During 1996, $1,520,000 of advances from affiliates were converted to mandatorily redeemable preferred stock.

                   During 1996, $366,577 of preferred stock was converted to common stock.

                   During 1996, a $50,000 note receivable was forgiven due to the Merger.

                   Supplemental Disclosure of Noncash Investing Activities:

                   During 1996, the Company entered into certain financing arrangements for the purchase of property and equipment in the amount of approximately $107,000.

                   During 1995, the Company entered into certain financing arrangements for the purchase of property and equipment in the amount of approximately $15,000.

                   Supplemental Disclosure of Noncash Investing and Financing
                   Activities:

                   Effective February 29, 1996, Judge Computer Corporation and DataImage effected a Merger:

                        Acquisition of Business:
                          Inventories                                                $ 39,101
                          Accounts Receivable                                         104,127
                          Property and Equipment                                      150,034
                          Other Assets                                                 10,780
                                                                                    ---------

                                                                                      304,042
                                                                                    ---------

                          Accounts Payable and Accrued Expenses                       (82,087)
                          Due to Judge                                               (100,000)
                          Deferred Revenue and Customer Deposits                     (362,037)
                                                                                    ---------

                                                                                     (544,124)
                                                                                    ---------

                          Net liabilities assumed in Merger                         ($240,082)
                                                                                    =========

NOTE 7.           PROPOSED MERGER WITH THE JUDGE GROUP, INC.

                  On September 4, 1996 the Board of Directors for both The Judge Group, Inc. (formerly Judge, Inc.) and JIS approved the proposed acquisition of JIS by The Judge Group, Inc. by means of a merger of JIS into a wholly-owned subsidiary of The Judge Group, Inc (the "JIS Merger"). On October 1, 1996, The Judge Group, Inc. filed a Registration Statement on Form S-1 (the "S-1") with the Securities and Exchange Commission ("SEC") registering the shares it proposes to sell in an initial public offering (the "Public Offering"). On October 9, 1996, The Judge Group, Inc. filed a Registration Statement on Form S-4 (the "S-4") with the SEC registering the stock to be issued by The Judge Group, Inc. to the shareholders of JIS in connection with the JIS Merger. Subject to JIS stockholder approval, immediately prior to the Public Offering, and as a condition to the completion of the Public Offering, the

                  JIS Merger will occur, with JIS merging into a newly organized, wholly-owned subsidiary of The Judge Group, Inc. ("Judge Acquisition"). Judge Acquisition will be the surviving corporation in the JIS Merger and will change its name to "Judge Imaging Systems, Inc." As a result of the JIS Merger, JIS will become a wholly-owned subsidiary of The Judge Group, Inc. at the time of the Public Offering. Each share of JIS common stock or Series A Preferred Stock outstanding at the time of the JIS Merger will be converted into that number of Common Shares of The Judge Group, Inc. equal to $2.50 divided by the initial per share price in the Public Offering. However, completion of the JIS Merger is subject to (i) approval of the stockholders of JIS, (ii) the SEC declaring both the S-1 and the S-4 effective, and (iii) completion of the Public Offering and certain other conditions related thereto.

Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE THIRD
                   QUARTER ENDING AND THE NINE MONTHS ENDING SEPTEMBER 30, 1996


Results of Operation


Net loss. The Company incurred a net loss for the third quarter 1996 before preferred dividends of $387,752 versus income of $168,762 for the third quarter 1995. This result is principally attributable to a 146% increase in selling, general and administrative expenses offset by a corresponding increase in net revenues of 41%.

For the nine months ending September 30, 1996, however, the Company incurred a loss before preferred dividends of $813,035 versus a loss for the same period in 1995 of $80,836. This $732,199 increase in loss is due primarily to increased selling, general and administrative expenses of 128% which were primarily due to increases in staffing necessary to support the revenue growth, the implementation of the Company's sales plans which included a significant increase in the sales force, costs of acquiring new office locations and costs associated with developing and creating new consulting services. Preferred dividends earned increased by $52,118 for the third quarter of 1996 as compared to the third quarter of 1995, and increased $118,553 for the nine months ended September 30, 1996 compared to September 30, 1995. These increases are a result of the issuance of additional preferred stock to certain investors concurrent with the merger with DataImage on February 29, 1996.

Net revenues. Revenues for the third quarter of 1996 increased 41% as compared to revenues for the third quarter of 1995. This increase is attributable to a 28% increase in network service revenues as compared to the network service revenues for the third quarter of 1995, as well as a 79% increase in the imaging revenues for the third quarter of 1996 compared to the same period for 1995. Revenues for the nine months ending September 30, 1996 increased 63% as compared to the same period for 1995. This increase is mostly attributable to an increase in network service revenue of 50% and an increase in imaging revenue of 85% for the nine months ending September 30, 1996 as compared to the nine months ending September 30, 1995, which increase directly resulted from an increased sales staff and a more focused marketing effort.

Cost of revenues. Cost of revenues for the third quarter of 1996 increased by 44% or $898,649, as compared to the third quarter of 1995. Cost of revenues as a percentage of revenues were 75% for the third quarter 1996 as compared to 73% for the third quarter of 1995. This result was caused by (i) increased revenues and (ii) higher margins for the imaging revenue for the third quarter of 1995.

Cost of revenues for the nine months ended September 30, 1996 increased $2,884,872 or 62% as compared to the same period for 1995. Cost of revenues as a percent of revenue for the nine months ended September 30, 1996 were 75% as compared to 76% for the same period in 1995. This is a direct result of increased revenues and in particular increases in imaging revenues which have a lower cost of revenues/higher profit margin than network services revenue.

Operating expenditures consisting of selling, general and administrative costs increased approximately 146% for the third quarter of 1996 and 128% for the nine months ending September 30, 1996 versus the comparable periods in the prior year. This increase is primarily attributable to the Company's increase in staffing associated with increased sales, expansion of office locations and creating new consulting programs to enhance the product line. Staffing levels increased to 101 employees as of September 30, 1996 versus 59 employees as of September 30, 1995.

Interest expense. Interest expense for the third quarter of 1996 was $58,227 as compared to $36,277 for the third quarter of 1995. Interest expense for the nine months ending September 30, 1996 and 1995 was $148,209 and $144,164, respectively. The increase was primarily attributable to the increase in bank borrowings.

Proposed Merger with the Judge Group, Inc. On September 4, 1996 the board of directors for JIS approved a proposed Merger Agreement with a wholly-owned subsidiary of The Judge Group, Inc., the details of which are summarized in Note 7 of Notes to Condensed Financial Statements.

Backlog. Backlog of orders as of September 30, 1996 was $1,682,180 compared to $1,792,815 at September 30, 1995. While the amounts remain approximately the same there is a larger percent of imaging bookings versus network service bookings. Imaging revenues historically have generated a higher profit margin than network service revenues.

Liquidity and Capital Resources

JIS experienced negative cash flow from operations of approximately $2,259,606 and $1,351,519 for the nine months ended September 30, 1996 and 1995, respectively. JIS' primary uses of cash have been to fund losses from operations, increases in accounts receivables, purchases of fixed assets and repayments of long-term debt. JIS' net accounts receivable have increased from $1.5 million at December 31, 1995 to $2.9 million at September 30, 1996, principally due to an increased number of imaging and network services contracts. Purchases of fixed assets for the nine months ended September 30, 1996 and 1995 were $185,866 and $56,467, respectively.

JIS has funded its needs for cash primarily through advances by the Judge Group, borrowings under the credit facility (as described in Note 3 of Notes to Condensed Financial Statements) and the proceeds of a private placement. At February 29, 1996, Judge Group had outstanding advances to JIS of approximately $1.5 million which were converted into JIS Series B Preferred Stock at the time of the merger of Judge Computer into DataImage. Cash provided from bank borrowings including the bank overdraft, was approximately $1.5 million and $1.1 million for the nine months ended September 30, 1996 and 1995, respectively. In addition, JIS received net cash proceeds of $888,000 from a private placement of Series A Preferred shares in February 1996 at the time of the Judge Computer/DataImage merger.

JIS, The Judge Group, Inc. and certain affiliated entities have entered into a credit agreement with PNC Bank, N.A. (successor to Midlantic Bank, N.A.) pursuant to which PNC Bank has agreed to provide JIS and The Judge Group, Inc. with a $10.0 million revolving advance facility (the "Line of Credit") and a $1.0 million term loan. The Line of Credit expires on May 31, 1998, and carries an interest rate of prime plus 1.0%. This facility allows JIS and The Judge Group, Inc. to borrow in the aggregate the lesser of 80% of eligible receivables or $10.0 million. As of September 30, 1996 total borrowings under the Line of Credit were $2,585,558. The Judge Group, Inc. and JIS are severally and jointly liable to repay all sums advanced under the credit facility, which is secured by a lien on all accounts receivables, inventory and other assets of The Judge Group, Inc. and JIS. The Line of Credit retains customary restrictive covenants, including limitations on the incurrence of additional debt and the payment of dividends on The Judge Group, Inc.'s and JIS' common or preferred shares. The Line of Credit contains financial covenants, certain of which were in violation at September 30, 1996, but which were waived by the Bank. The Company is in the process of amending the Line of Credit to (i) include other Company affiliates as "Borrowers," (ii) revise the definition of Tangible Net Worth to include the Series A Preferred Stock as subordinated debt, (iii) to change the Ratio of Liabilities Service Coverage from 1.3 to 1, and (iv) to amend an event of default provision to reflect the accurate stockholdings of a certain shareholder. The term loan, which carries an interest rate of prime plus 1.5%, is payable in 60 monthly installments. JIS has not received any proceeds of borrowings under the term loan.

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

Effective as of July 31, 1996, the Board of Directors of the Company (the "Board") increased the size of the Board to five members and Messrs. Robert E. Keith, Jr. and Marvin N. Demchick were duly appointed by the Board of Directors to fill the two vacancies created thereby.

Item 6.  Exhibits and Reports on Form 8-K.

LIST OF EXHIBITS

Exhibit
Number   Exhibit Name
------   ------------

2 Agreement and Plan of Merger, dated as of October 1, 1996, by and among Judge Imaging Systems, Inc., The Judge Group, Inc. and Judge Acquisition, Inc.

3(i)(a) Second Restated Certificate of Incorporation of the Company, effective February 29, 1996. Exhibit 3(i)(a) of the Company's Report on Form 10-QSB/A filed June 14, 1996 is herein incorporated by reference.

3(ii)(a) By-laws of the Company, effective April 10, 1996. Exhibit 3(ii)(a) of the Company's Report on Form 10-QSB/A filed June 14, 1996 is herein incorporated by reference.

10(l)    Employment Agreement between the Company and Jeff Andrews dated
         May 1, 1996.

10(m)    Sales Agreement between the Company and Putnum.

27       Financial Data Schedule

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            JUDGE IMAGING SYSTEMS, INC.

Date: September 14, 1996                      By: /s/ Martin E. Judge, Jr.
                                              ----------------------------
                                              Martin E. Judge, Jr.
                                              Chief Executive Officer

Date: September 14, 1996                      By: /s/ Jeffrey J. Andrews
                                              --------------------------
                                              Jeffrey J. Andrews
                                              Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                     Exhibit Name
-------                    ------------

2 Agreement and Plan of Merger, dated as of October 1, 1996, by and among Judge Imaging Systems, Inc., The Judge Group, Inc. and Judge Acquisition, Inc.

3(i)(a) Second Restated Certificate of Incorporation of the Company, effective February 29, 1996. Exhibit 3(i)(a) of the Company's Report on Form 10-QSB/A filed June 14, 1996 is herein incorporated by reference.

3(ii)(a) By-laws of the Company, effective April 10, 1996. Exhibit 3(ii)(a) of the Company's Report on Form 10-QSB/A filed June 14, 1996 is herein incorporated by reference.

10(l)    Employment Agreement between the Company and Jeff Andrews dated
         May 1, 1996.

10(m)    Sales Agreement between the Company and Putnum.

27       Financial Data Schedule